Form 10-Q
period 1995-03-31
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1995-05-12
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended              March 31, 1995
                              -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-7162





                       MCNEIL PACIFIC INVESTORS FUND 1972
 -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                   94-6279375
 -----------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas  Texas 75240
 -----------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code     (214) 448-5800
                                                    --------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                       MCNEIL PACIFIC INVESTORS FUND 1972
                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                  (Unaudited)


                                                                             March 31,         December 31,
                                                                               1995                1994
                                                                            ----------         ------------
ASSETS

Real estate investment:
   Land.....................................................                $2,336,000          $2,336,000
   Buildings and improvements...............................                 4,756,157           4,569,577
                                                                             ---------           ---------
                                                                             7,092,157           6,905,577
   Less:  Accumulated depreciation..........................                  (744,340)           (666,496)
                                                                             ---------           ---------
                                                                             6,347,817           6,239,081

Cash and cash equivalents...................................                   845,738           1,062,361
Cash segregated for security deposits.......................                    46,787              36,309
Accounts receivable.........................................                    32,942               3,741
Prepaid expenses and other assets...........................                    21,541              24,594
Escrow deposits.............................................                   120,164             125,181
Deferred borrowing costs, net of accumulated amorti-
   zation of $29,430 and $26,833 at March 31, 1995
   and December 31, 1994, respectively......................                    22,504              25,101
                                                                             ---------           ---------

                                                                            $7,437,493          $7,516,368
                                                                             =========           =========

LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable.......................................                $2,246,511          $2,287,341
Accounts payable............................................                   103,053              31,328
Accrued interest............................................                         -              16,679
Accrued property taxes......................................                    29,469                   -
Other accrued expenses......................................                     9,017              38,685
Payable to affiliates - General Partner.....................                    16,062              93,329
Security deposits and deferred rental revenue...............                    46,206              48,138
                                                                             ---------           ---------
                                                                             2,450,318           2,515,500
                                                                             ---------           ---------

Partners' equity:
   Limited partners - 15,000 limited partnership units
     authorized;  13,752.5 and 13,757.5 limited partnership
     units issued and outstanding at March 31, 1995
     and December 31, 1994, respectively....................                 4,677,231           4,690,924
   General Partner..........................................                   309,944             309,944
                                                                             ---------           ---------
                                                                             4,987,175           5,000,868
                                                                             ---------           ---------

                                                                            $7,437,493          $7,516,368
                                                                             =========           =========




The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                ----------------------------
                                                                                   1995              1994
                                                                                ---------         ----------
Revenue:
   Rental revenue...................................                           $  374,979        $  477,214
   Interest.........................................                                8,969             1,811
   Gain on disposition of real estate...............                                    -           574,701
                                                                                ---------         ---------
     Total revenue..................................                              383,948         1,053,726
                                                                                ---------         ---------

Expenses:
   Interest.........................................                               52,188            89,343
   Depreciation.....................................                               77,844            80,226
   Property taxes...................................                               29,475            54,564
   Personnel expenses...............................                               56,458            99,866
   Utilities........................................                               21,551            19,963
   Repair and maintenance...........................                               65,878            79,560
   Property management fees - affiliates............                               21,372            23,204
   Other property operating expenses................                               44,023            28,997
   General and administrative.......................                                8,122             6,632
   General and administrative - affiliates..........                               20,730            18,974
                                                                                ---------          --------
     Total expenses.................................                              397,641           501,329
                                                                                ---------          --------

Net income (loss)...................................                           $ (13,693)        $  552,397
                                                                                =========          ========

Net income (loss) allocated to limited partners.....                           $  (13,693)       $  786,411
Net loss allocated to General Partner...............                                    -          (234,014)
                                                                                ---------          --------

Net income (loss)...................................                           $  (13,693)       $  552,397
                                                                                =========          ========

Net income (loss) per Limited Partnership Unit......                           $    (1.00)       $    57.16
                                                                                =========          ========




















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                         STATEMENTS OF PARTNERS' EQUITY
                                  (Unaudited)

               For the Three Months Ended March 31, 1995 and 1994



                                                                                              Total
                                                 General                Limited               Partners'
                                                 Partner                Partners              Equity
                                                ---------              ----------            ----------

Balance at December 31, 1993..............      $ 543,958              $4,023,366            $4,567,324

Net income................................       (234,014)                786,411               552,397
                                                 --------               ---------             ---------

Balance at March 31, 1994.................      $ 309,944              $4,809,777            $5,119,721
                                                 ========               =========             ==========


Balance at December 31, 1994..............      $ 309,944              $4,690,924            $5,000,868

Net income (loss).........................              -                 (13,693)              (13,693)
                                                 --------               ---------             ---------

Balance at March 31, 1995.................      $ 309,944              $4,677,231            $4,987,175
                                                 ========               =========             =========
































The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                Three Months Ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                            1995                    1994
                                                                         ---------             -----------
Cash flows from operating activities:
   Cash received from tenants........................                    $ 351,291             $   468,097
   Cash paid to suppliers............................                     (168,845)               (327,120)
   Cash paid to affiliates...........................                     (119,369)                (96,847)
   Interest received.................................                        8,969                   1,811
   Interest paid.....................................                      (66,270)               (101,972)
   Property taxes paid and escrowed..................                        5,011                 (54,183)
                                                                         ---------              ----------
Net cash provided by (used in) operating
   activities........................................                       10,787                (110,214)
                                                                         ---------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                     (186,580)                (19,661)
   Proceeds from sale of real estate investment......                            -               3,830,308
                                                                         ---------              ----------
Net cash provided by (used in) investing
   activities........................................                     (186,580)              3,810,647
                                                                         ---------              ----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (40,830)                (64,053)
   Retirement of mortgage note payable...............                            -              (2,094,135)
                                                                         ---------              ----------
Net cash used in financing activities................                      (40,830)             (2,158,188)
                                                                         ---------              ----------

Net increase (decrease) in cash and
   cash equivalents..................................                     (216,623)              1,542,245

Cash and cash equivalents at beginning of
   period............................................                    1,062,361                  85,057
                                                                         ---------              ----------

Cash and cash equivalents at end of period...........                   $  845,738             $ 1,627,302
                                                                         =========              ==========
















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

     Reconciliation of Net Income (Loss) to Net Cash Provided By (Used in)
                              Operating Activities


                                                                                Three Months Ended
                                                                                      March 30,
                                                                          --------------------------------
                                                                            1995                   1994
                                                                          ---------              ---------

Net income (loss)....................................                     $(13,693)              $ 552,397
                                                                           -------                --------

Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
   Depreciation......................................                       77,844                  80,226
   Amortization of deferred borrowing costs..........                        2,597                   2,597
   Gain on sale of real estate investment............                            -                (574,702)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (10,478)                 20,193
     Accounts receivable.............................                      (29,201)                 (6,805)
     Prepaid expenses and other assets...............                        3,053                  11,095
     Escrow deposits.................................                        5,017                 (30,531)
     Accounts payable................................                       71,725                 (81,618)
     Accrued interest................................                      (16,679)                (15,226)
     Accrued property taxes..........................                       29,469                  30,912
     Other accrued expenses..........................                      (29,668)                (26,458)
     Payable to affiliates - General Partner.........                      (77,267)                (54,669)
     Security deposits and deferred rental
       revenue.......................................                       (1,932)                (17,625)
                                                                           -------                --------
       Total adjustments.............................                       24,480                (662,611)
                                                                           -------                --------

Net cash provided by (used in) operating
   activities........................................                     $ 10,787               $(110,214)
                                                                           =======                ========



















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                         Notes To Financial Statements
                                  (Unaudited)

                                 March 31, 1995


NOTE 1.
- -------

McNeil Pacific Investors Fund 1972 (the "Partnership") is a limited partnership organized under the laws of the State of California to invest in real property. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership affiliated with Robert A. McNeil. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Pacific Investors Fund 1972, c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- -------

Certain prior period amounts within the accompanying financial statements have been reclassified to conform with current year presentation.

NOTE 4.
- -------

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred during the three month periods ended March 31, 1995 and 1994.

The Partnership pays property management fees equal to 6% of the gross rental receipts of the Partnership's property to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management and leasing services for the Partnership's property. Prior to December 31, 1994, the Partnership paid property management fees equal to 5% of the gross rental receipts of the Partnership's properties.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                         Three Months Ended
                                                                              March 31,
                                                                  ------------------------------
                                                                    1995                   1994
                                                                  -------                -------

Property management fees - affiliates................             $21,372                $23,204
Charged to general and administrative -
   affiliates:
   Partnership administration........................              20,730                 18,974
                                                                   ------                 ------

                                                                  $42,102                $42,178
                                                                   ======                 ======

NOTE 5.
- -------

On March 17, 1994, the Partnership sold its investment in Pacesetter Apartments to an unaffiliated buyer for a cash sales price of $4,050,000. Cash proceeds from the transaction, as well as the gain on sale, are detailed below.

                                                                                                  Proceeds
                                                                       Gain on Sale               from Sale
                                                                       ------------              ----------

Sales price..........................................                  $ 4,050,000             $ 4,050,000
Selling costs........................................                     (300,692)               (300,692)
Basis of real estate sold............................                   (3,174,607)
                                                                        ----------

Gain on sale of real estate investment...............                  $   574,701
                                                                        ==========              ----------
Proceeds from sale of real
   estate investment.................................                                            3,749,308
Retirement of mortgage note payable..................                                           (2,094,135)
                                                                                                ----------

Net cash proceeds....................................                                          $ 1,655,173
                                                                                                ==========


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

Since the sale of Pacesetter Apartments on March 17, 1994, the focus of the Partnership's efforts have been directed to the renovation program at Palm Bay Apartments (formerly known as Greentree Apartments). From the beginning of 1994 through the first quarter of 1995, the Partnership has completed capital renovation projects totaling $834,350. To date, occupancy at Palm Bay Apartments has not recovered as much as was hoped. At March 31, 1995, occupancy at Palm Bay Apartments stood at 78.9%. As the capital renovation program winds down, the focus of the Partnership will turn to leasing the restored units and increasing operating efficiencies at the property.

RESULTS OF OPERATIONS
- ---------------------

The Partnership reported a loss of $13,693 for the first quarter of 1995 compared to net income of $552,397 for the first quarter of 1994. The results for 1994's first quarter included a one-time gain of $574,701 from the sale of Pacesetter Apartments. Rental revenues and operating expenses were both lower for the first quarter of 1995 because the 1995 figures do not include rental revenues or expenses of Pacesetter Apartments as do the 1994 figures.

Revenues:

Rental revenues decreased $102,235 or 21% for the first quarter of 1995 compared to the first quarter of 1994. The decrease is entirely attributable to the sale of Pacesetter Apartments in March 1994. Rental revenue from Palm Bay Apartments increased $54,247 or 17.4%. The Partnership was able to increase both occupancy and base rental rates due to the major capital improvements undertaken at Palm Bay Apartments.

Interest revenues increased nearly five times to $8,969 for the first quarter of 1995. The Partnership had substantially more funds invested in interest-bearing accounts due to the sale of Pacesetter Apartments in the first quarter of 1994.

Revenues  for  1994  also  include  the  one-time  gain on  sale  of  Pacesetter
Apartments.

Expenses:

Partnership expenses decreased $74,016 or 14.8% for the first quarter of 1995. However, after excluding expenses pertaining to Pacesetter Apartments, expenses increased $79,646 or 23% in the first quarter of 1995. The increases were concentrated in depreciation, personnel expenses, repairs and maintenance, and property management fees.

Depreciation expense at Palm Bay Apartments increased $32,280 or 71% in the first quarter of 1995 compared to the first quarter of 1994. The increase in depreciation expense is due to the continuing investment of Partnership resources into capital improvements. In the year since March 31, 1994, the Partnership has invested $814,689 in capital improvements. These capital improvements are generally being depreciated over lives ranging from five to ten years.

Personnel expenses decreased $43,408 for the Partnership, but most of the decrease was due to the elimination of expenses from Pacesetter Apartments. Personnel expenses decreased $7,453 or 11.7% at Palm Bay Apartments in the first quarter compared to the first quarter of 1994. Personnel expenses were unusually high during the first quarter of 1994 at the commencement of the major renovation program at Palm Bay Apartments. Over the long term, the Partnership expects personnel expenses at Palm Bay Apartments to increase due to the Partnership's effort to increase occupancy rates by the continuous refurbishment of residential units and upgrade of services offered to tenants. Such improvements are partially achieved through higher maintenance standards that require additional personnel to implement.

Property management fees incurred at Palm Bay Apartments increased $5,849 or 38% for the first quarter of 1995 compared to the first quarter of 1994. An increase in rental receipts, upon which such fees are based, and an increase in the management fee percentage to 6% from 5% (effective January 1, 1995) were the reasons for the increase.

Other property operating expenses increased substantially at Palm Bay Apartments. Efforts to refurbish down units and intensive leasing activity have increased a number of expenses to unusually high levels. The General Partner anticipates that these expenses will moderate after the restoration plan is complete and the restored units have been leased. The increase in other property operating expenses at Palm Bay Apartments totaled $17,669 or 67%.

Property tax expense decreased $25,089 in the first quarter. Most of the decrease was due to the elimination of property taxes at Pacesetter Apartments. However, property taxes also decreased $5,001 or 14.5% at Palm Bay Apartments due to lower assessments from local taxing jurisdictions.

The Partnership incurred reduced interest expense for the first quarter of 1995 compared to the first quarter of 1994. Again, the reason was the elimination of interest charges pertaining to the Pacesetter mortgage note.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership's cash flows from operating activities improved substantially to $10,787 during the first quarter of 1995, compared to $110,214 used in operating activities during the first quarter of 1994. Elimination of operations at Pacesetter Apartments immediately improved the operating cash flow of the Partnership. The Partnership anticipates that the capital renovation projects at Palm Bay Apartments will begin to yield improved cash flow from operations as the restored and refurbished units are leased to new tenants. Cash flow from Palm Bay Apartments is anticipated to be sufficient to fund both operating expenses and debt service requirements for the balance of 1995.

The sale of Pacesetter Apartments in March 1994, provided the largest change in the cash flows of the Partnership. Cash generated from the sale, after repayment of the Pacesetter mortgage note, totaled $1,655,173. The Partnership used these proceeds to fund capital improvements at Palm Bay Apartments and to improve the Partnership's cash reserves. Cash expended for capital improvements at Palm Bay Apartments increased to $186,580 for the first quarter of 1995 from $19,661 for the first quarter of 1994.

The financing activities of the Partnership, aside from the March 1994 retirement of the Pacesetter mortgage note, consist of the repayment of the Palm Bay mortgage note through monthly debt service payments. These payments are scheduled to gradually increase until June 1997, when the Palm Bay mortgage note matures.

Short Term Liquidity:

Due to the sale of Pacesetter Apartments on March 17, 1994, the Partnership began 1995 with adequate cash reserves. A substantial portion of the proceeds from the sale of Pacesetter Apartments have been invested in capital improvements at Palm Bay Apartments. The Partnership has budgeted $302,000 of capital improvements for 1995 in addition to the $678,720 of capital improvements made during 1994 and 1993. The capital improvements at Palm Bay Apartments are necessary to allow the property to increase its rental revenues and become competitive in the Orlando sub-market where the property is located.

At March 31, 1995, the Partnership held $845,738 of cash and cash equivalents, down $216,623 from the balance at the end of 1994. The General Partner anticipates that cash generated from operations for the remainder of 1995 will be sufficient to fund the Partnership's operating expenses and debt service requirements and to partially pay for budgeted capital improvements. The Partnership will use its cash reserves, if necessary to complete the capital renovation projects at Palm Bay Apartments. The General Partner considers the Partnership's cash reserves adequate for such uses for the balance of 1995.

Long Term Liquidity:

For the long term, property operations will remain the primary source of funds. While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations may deteriorate. The General Partner expects that the capital improvements at Palm Bay Apartments will yield improved cash flow from operations in 1995. The Partnership has budgeted an additional $115,000 of capital improvements for the balance of 1995. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's property.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. However, there is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings.

As a additional source of liquidity, the General Partner may attempt to refinance the Palm Bay mortgage note. The General Partner estimates that such a refinancing could yield proceeds to the Partnership in excess of the amount needed to retire the current mortgage note. However, there can be no guarantee that the Partnership will be able to obtain such mortgage refinancing on terms or in amounts favorable to the Partnership, or that the cash proceeds from such refinancing could be timed to coincide with the liquidity needs of the Partnership.

Distributions:

Distributions to partners have been suspended as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------
         3.                         Restated   Certificate   and   Agreement  of
                                    Limited   Partnership   dated  of   March 8,
                                    1972. (1)

         4.                         Amendment   to  Restated   Certificate   and
                                    Agreement  of   Limited  Partnership   dated
                                    March 30, 1992. (2)

         11.                        Statement   regarding   computation  of  net
                                    income per  limited  partnership  unit:  Net
                                    income  per  limited   partnership  unit  is
                                    computed by dividing net income allocated to
                                    the  limited   partners  by  the  number  of
                                    limited  partnership units outstanding.  Per
                                    unit  information has been computed based on
                                    13,752.5  and 13,757.5  limited  partnership
                                    units   outstanding   in  1995   and   1994,
                                    respectively.

         27.                        Financial  Data  Schedule for the year ended
                                    December  31,  1994   and    quarter   ended
                                    March 31, 1995.

      (1) Incorporated by reference to the Annual Report of Registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

      (2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                       McNEIL PACIFIC INVESTORS FUND 1972

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL PACIFIC INVESTORS FUND 1972

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



May 12, 1995                                       By: /s/  Donald K. Reed
- -------------------------                              ---------------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



May 12, 1995                                       By: /s/  Robert C. Irvine
- -------------------------                              ---------------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



May 12, 1995                                       By: /s/  Brandon K. Flaming
- --------------------------                             ---------------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.