Form 10-Q
period 1995-06-30
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1995-08-14
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended      June 30, 1995
                                -----------------------------------------------


                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to_____________ Commission file number 0-7162





                       MCNEIL PACIFIC INVESTORS FUND 1972
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                 94-6279375
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code     (214) 448-5800
                                                   ----------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                       MCNEIL PACIFIC INVESTORS FUND 1972
                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                  (Unaudited)


                                                                             June 30,          December 31,
                                                                               1995                 1994
                                                                            ----------         ------------
ASSETS
Real estate investment:
   Land.....................................................                $2,336,000          $2,336,000
   Buildings and improvements...............................                 4,818,335           4,569,577
                                                                             ---------           ---------
                                                                             7,154,335           6,905,577
   Less:  Accumulated depreciation..........................                  (829,116)           (666,496)
                                                                             ---------           ---------
                                                                             6,325,219           6,239,081

Cash and cash equivalents...................................                   736,635           1,062,361
Cash segregated for security deposits.......................                    39,404              36,309
Accounts receivable.........................................                     9,496               3,741
Prepaid expenses and other assets...........................                    21,909              24,594
Escrow deposits.............................................                   147,475             125,181
Deferred borrowing costs, net of accumulated amorti-
   zation of $32,026 and $26,833 at June 30, 1995
   and December 31, 1994, respectively......................                    19,908              25,101
                                                                             ---------           ---------

                                                                            $7,300,046          $7,516,368
                                                                             =========           =========

LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable.......................................                $2,225,647          $2,287,341
Accounts payable............................................                    20,541              31,328
Accrued interest............................................                    10,546              16,679
Accrued property taxes......................................                    58,944                   -
Other accrued expenses......................................                    16,375              38,685
Payable to affiliates - General Partner.....................                    12,260              93,329
Security deposits and deferred rental revenue...............                    42,282              48,138
                                                                             ---------           ---------
                                                                             2,386,595           2,515,500
                                                                             ---------           ---------

Partners' equity:
   Limited  partners - 15,000 limited  partnership  units
    authorized;  13,752.5 limited partnership units
    issued and outstanding.................................                  4,603,507           4,690,924
   General Partner..........................................                   309,944             309,944
                                                                             ---------           ---------
                                                                             4,913,451           5,000,868
                                                                             ---------           ---------

                                                                            $7,300,046          $7,516,368
                                                                             =========           =========






The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               Three Months Ended                     Six Months Ended
                                                     June 30,                              June 30,
                                            --------------------------           ---------------------------
                                              1995               1994              1995              1994
                                            --------           -------           --------         ----------
Revenue:
   Rental revenue................           $338,055           $310,915          $713,034         $  788,129
   Interest......................             13,845             14,649            22,814             16,460
   Gain on sale of real estate...                  -                  -                 -            574,701
                                             -------            -------           -------          ---------
     Total revenue...............            351,900            325,564           735,848          1,379,290
                                             -------            -------           -------          ---------

Expenses:
   Interest......................             45,829             53,357            98,017            142,700
   Depreciation..................             84,776             45,564           162,620            125,790
   Property taxes................             29,475             34,476            58,950             89,040
   Personnel expenses............             63,987             59,835           120,445            159,702
   Utilities.....................             19,723             25,521            41,274             45,484
   Repair and maintenance........             92,133             84,198           158,011            163,757
   Property management
     fees - affiliates...........             19,091             15,677            40,463             38,881
   Other property operating
     expenses....................             44,073             49,754            88,096             78,751
   General and administrative....              6,713              2,683            14,835              9,315
   General and administrative -
     affiliates..................             19,824             10,722            40,554             29,697
                                             -------            -------           -------          ---------
     Total expenses..............            425,624            381,787           823,265            883,117
                                             -------            -------           -------          ---------

Net income (loss)................           $(73,724)          $(56,223)         $(87,417)        $  496,173
                                             =======            =======           =======          =========

Net income (loss) allocated
   to limited partners...........           $(73,274)          $(56,223)         $(87,417)        $  730,187
Net income (loss) allocated
   to General Partner............                  -                  -                 -           (234,014)
                                             -------            -------           -------          ---------

Net income (loss)................           $(73,274)          $(56,223)         $(87,417)        $  496,173
                                             =======            =======           =======          =========
Net income (loss) per limited
   partnership unit..............           $  (5.33)          $  (4.09)         $  (6.36)        $    53.08
                                             =======            =======           =======          =========












The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                         STATEMENTS OF PARTNERS' EQUITY
                                  (Unaudited)

                For the Six Months Ended June 30, 1995 and 1994


                                                                                                    Total
                                                       General               Limited                Partners'
                                                       Partner               Partners               Equity
                                                      ---------             ----------             ----------
Balance at December 31, 1993..............            $ 543,958             $4,023,366             $4,567,324

Net income (loss).........................             (234,014)               730,187                496,173
                                                       --------              ---------              ---------

Balance at June 30, 1994..................            $ 309,944             $4,753,553             $5,063,497
                                                       ========              =========              =========


Balance at December 31, 1994..............            $ 309,944             $4,690,924             $5,000,868

Net loss..................................                    -                (87,417)               (87,417)
                                                       --------              ----------             ---------

Balance at June 30, 1995..................            $ 309,944             $4,603,507             $4,913,451
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

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                         ---------------------------------
                                                                            1995                   1994
                                                                         ---------               ---------
Cash flows from operating activities:
   Cash received from tenants........................                   $  678,765             $   779,113
   Cash paid to suppliers............................                     (433,510)               (526,708)
   Cash paid to affiliates...........................                     (162,086)                (43,521)
   Interest received.................................                       22,814                  16,460
   Interest paid.....................................                      (98,957)               (170,050)
   Property taxes paid and escrowed..................                      (22,300)                (35,019)
                                                                         ---------              ----------
Net cash used in operating activities................                      (15,274)                 20,275
                                                                         ---------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                     (248,758)               (122,733)
   Proceeds from sale of real estate investment......                            -               3,749,308
                                                                         ---------              ----------
Net cash provided by (used in) investing
   activities........................................                     (248,758)              3,626,575
                                                                         ---------              ----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (61,694)                (92,841)
   Retirement of mortgage note payable...............                            -              (2,094,135)
                                                                         ---------              ----------
Net cash used in financing activities................                      (61,694)             (2,186,976)
                                                                         ---------              ----------

Net increase (decrease) in cash and
   cash equivalents..................................                     (325,726)              1,459,874

Cash and cash equivalents at beginning of
   period............................................                    1,062,361                  85,057
                                                                         ---------              ----------

Cash and cash equivalents at end of period...........                   $  736,635             $ 1,544,931
                                                                         =========              ==========

















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

            Reconciliation of Net Income (Loss) to Net Cash Used in
                              Operating Activities


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                          -------------------------------
                                                                             1995                  1994
                                                                          ---------             ---------

Net income (loss)....................................                     $(87,417)             $ 496,173
                                                                           -------               --------

Adjustments  to  reconcile  net  income  (loss)  to
   net cash  used in  operating activities:
   Depreciation......................................                      162,620                 125,790
   Amortization of deferred borrowing costs..........                        5,193                   5,193
   Gain on sale of real estate.......................                            -                (574,701)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (3,095)                 15,619
     Accounts receivable.............................                       (5,755)                  5,890
     Prepaid expenses and other assets...............                        2,685                  25,235
     Escrow deposits.................................                      (22,294)                (11,366)
     Accounts payable................................                      (10,787)                (80,401)
     Accrued interest................................                       (6,133)                (32,544)
     Accrued property taxes..........................                       58,944                  65,388
     Other accrued expenses..........................                      (22,310)                (26,458)
     Payable to affiliates - General Partner.........                      (81,069)                 25,057
     Security deposits and deferred rental
       revenue.......................................                       (5,856)                (18,600)
                                                                           -------                --------
       Total adjustments.............................                       72,143                (475,898)
                                                                           -------                --------

Net cash used in operating activities................                     $(15,274)              $  20,275
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

                                 June 30, 1995


NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

NOTE 4.
-------
The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred during the six month periods ended June 30, 1995 and 1994.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                               Six Months Ended
                                                                                    June 30,
                                                                           -------------------------------
                                                                             1995                   1994
                                                                           -------                --------
Property management fees - affiliates................                      $40,463                $ 38,881
Charged to general and administrative -
   affiliates:
   Partnership administration........................                       40,554                  29,697
Charged to gain on sale of real estate:
   Brokerage commission..............................                            -                  81,000
                                                                            ------                 -------
                                                                           $81,017                $149,578
                                                                            ======                 =======

NOTE 5.
-------

On March 17, 1994, the Partnership sold its investment in Pacesetter Apartments to an unaffiliated buyer for a cash sales price of $4,050,000. Cash proceeds from the transaction, as well as the gain on sale, are detailed below.

                                                                                                Proceeds
                                                                       Gain on Sale             from Sale
                                                                       ------------            -----------

Sales price..........................................                  $ 4,050,000             $ 4,050,000
Selling costs........................................                     (300,692)               (300,692)
Basis of real estate sold............................                   (3,174,607)
                                                                        ----------

Gain on sale of real estate investment...............                  $   574,701
                                                                        ==========
Proceeds from sale of real                                                                      ----------
   estate investment.................................                                            3,749,308
Retirement of mortgage note payable..................                                           (2,094,135)
                                                                                                ----------

Net cash proceeds....................................                                          $ 1,655,173
                                                                                                ==========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Since the sale of Pacesetter Apartments on March 17, 1994, the focus of the Partnership's efforts have been directed to the renovation program at Palm Bay Apartments (formerly known as Greentree Apartments). From the beginning of 1994 through the second quarter of 1995, the Partnership has completed capital renovation projects totaling $896,528. To date, occupancy at Palm Bay Apartments has not recovered as much as was hoped. At June 30, 1995, occupancy at Palm Bay Apartments stood at 72% down from 79% at March 31, 1995 and from 82% at December 31, 1994. As the capital renovation program winds down, the focus of the Partnership will turn to leasing the restored units and increasing operating efficiencies at the property.

RESULTS OF OPERATIONS
---------------------

The Partnership reported a loss of $87,417 for the first six months of 1995 compared to net income of $496,173 for the first six months of 1994. The results for the first six months of 1994 included a one-time gain of $574,701 from the sale of Pacesetter Apartments. Rental revenues and operating expenses were both lower for the six months ending June 30, 1995 because the 1995 figures do not include rental revenues or expenses of Pacesetter Apartments as do the 1994 figures.

Unlike the year-to-date figures, the second quarter figures from both 1995 and 1994 contain only operating results from Palm Bay Apartments. The net loss for the second quarter of 1995 increased to $73,724 from the $56,223 loss for the second quarter of 1994. During the second quarter, Palm Bay expenses increased faster than did revenues from the property.

Revenues:

Rental revenues decreased $75,095 or 9.5% for the first six months of 1995 compared to the first six months of 1994. The decrease is entirely attributable to the sale of Pacesetter Apartments in March 1994. Rental revenue from Palm Bay Apartments increased $68,021 or 10.7%. For the second quarter, rental revenue from Palm Bay Apartments increased 8.7%. The Partnership was able to increase base rental rates due to the major capital improvements undertaken at Palm Bay Apartments. Besides improving the overall condition of the property, the capital improvements also restored approximately 70 out-of-service units to leasable condition. The increase in base rental rates was offset by a decrease in the occupancy rate. The occupancy rate at June 30, 1995 was 72%.

The Partnership has not been able to increase occupancy rates or base rental rates as quickly as was hoped. Several apartment communities in the immediate area have also undergone major rehabilitation, and several of the competing apartment communities are able to offer their units at rates that have been subsidized by various government programs. The effect of the competition has restricted the increase in rental revenue that was otherwise expected from Palm Bay Apartments. Management is implementing various marketing strategies to attempt to improve the revenue growth of the property.

Interest revenues increased to $6,354 for the six months ended June 30, 1995. The Partnership had substantially more funds invested in interest-bearing accounts due to the sale of Pacesetter Apartments in the first quarter of 1994.

Revenues  for  1994  also  include  the  one-time  gain on  sale  of  Pacesetter
Apartments.

Expenses:

Partnership expenses decreased $59,852 or 6.8% for the six months ended June 30, 1995. However, after excluding expenses pertaining to Pacesetter Apartments, expenses increased $115,952 or 19% for the six months ended June 30, 1995. Second quarter results, which do not include any expenses related to Pacesetter Apartments, show an increase in expenses of 43,837 or 11.5%. The increases at Palm Bay Apartments were concentrated in depreciation and repair and maintenance.

The largest increase, on both an absolute and percentage basis, was the increase in depreciation expense. For the six months and the three months ended June 30, 1995 depreciation expense at Palm Bay Apartments increased $71,492 or 78% and $39,212 or 86%, respectively. The increase in depreciation expense is due to the continuing investment of Partnership resources into capital improvements. In the year since June 30, 1994, the Partnership has invested $773,795 in capital improvements. These capital improvements are generally being depreciated over lives ranging from five to ten years.

Repair and maintenance expenses at Palm Bay Apartments increased $20,733 or 15.1% and $7,935 or 9.4%, respectively, for the six months and three months period ended June 30, 1995. Increases in repairs and maintenance expense are attributable to costs incurred preparing out-of-service units for rental. Repair and maintenance expenses will likely remain at a relatively high level until the occupancy rate at Palm Bay Apartments increases to an acceptable level.

Property management fees for the six months and three months ended June 30, 1995 at Palm Bay Apartments increased $9,263 or 30% and $3,414 or 22%. An increase in rental receipts, upon which such fees are based, and an increase in the management fee percentage to 6% from 5% (effective January 1, 1995) were the reasons for the increase.

Property tax expense decreased $29,475 for the six month ended June 30, 1995. Most of the decrease was due to the elimination of property taxes at Pacesetter Apartments. However, property taxes also decreased $10,002 or 14.5% at Palm Bay Apartments due to tax appeals by the Partnership to local taxing jurisdictions that resulted in lower assessments.

The Partnership incurred reduced interest expense for the second quarter of 1995 compared to the second quarter of 1994. Again, the reason was the elimination of interest charges pertaining to the Pacesetter mortgage note.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flows used in operating activities by the Partnership was $15,274 for the first six months of 1995, compared to $20,275 generated by operations for the first six months of 1994. Elimination of operations at Pacesetter Apartments immediately improved the operating cash flow of the Partnership during the second quarter of 1994. The Partnership anticipates that the
capital   renovation  projects  at  Palm  Bay Apartments  will  begin  to  yield improved cash flow from operations as the restored and refurbished units are leased to new tenants. However, cash flow from Palm Bay Apartments will not be sufficient to fund both operating expenses and debt service requirements until the occupancy rate of Palm Bay Apartments improves. For the balance of 1995, the Partnership will use its cash reserves to fund debt service requirements if cash from operations is insufficient.

Cash paid to affiliates in 1995 includes an $81,000 brokerage commission, paid in January, related to the sale of Pacesetter Apartments in 1994. This item accounts for the $118,565 increase in cash paid to affiliates in 1995 compared to 1994.

The sale of Pacesetter Apartments in March 1994, provided the largest change in the cash flows of the Partnership. Cash generated from the sale, after repayment of the Pacesetter mortgage note, totaled $1,655,173. The Partnership used these proceeds to fund capital improvements at Palm Bay Apartments and to improve the Partnership's cash reserves. Cash expended for capital improvements at Palm Bay Apartments increased to $248,758 for the second quarter of 1995 from $122,733 for the second quarter of 1994.

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

At June 30, 1995, the Partnership held $736,635 of cash and cash equivalents, down $325,726 from the balance at the end of 1994. The Partnership will use its cash reserves, if necessary to complete the capital renovation projects at Palm Bay Apartments. The General Partner considers the Partnership's cash reserves adequate for such uses for the balance of 1995.

Long Term Liquidity:

For the long term, property operations will remain the primary source of funds. While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations may deteriorate. The General Partner expects that the capital improvements at Palm Bay Apartments will yield improved cash flow from operations in 1995. The Partnership has budgeted an additional $53,000 of capital improvements for the balance of 1995. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's property.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. However, there is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of June 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings.

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

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
-------  -----------------

On an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it has commenced an offer to purchase 6,189 units of limited partnership interest in the Partnership (approximately 45 percent of the Partnership's units) at $110 per unit. High River has stated that the offer is being made as "an investment." The tender offer is due to expire on August 31, 1995, unless extended.

The General Partner, with assistance from its advisors, is in the process of evaluating the tender offer from a number of important standpoints and will report to the limited partners its position with respect to such offer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------
(a)      Exhibits.


         Exhibit
         Number                     Description

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1995.

      (1) Incorporated by reference to the Annual Report of Registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

      (2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                       McNEIL PACIFIC INVESTORS FUND 1972

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL PACIFIC INVESTORS FUND 1972

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



August 14, 1995                                    By:  /s/  Donald K. Reed
--------------------                                    ------------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



August 14, 1995                                    By:  /s/  Robert C. Irvine
--------------------                                    ------------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



August 14, 1995                                    By:  /s/  Brandon K. Flaming
--------------------                                    ------------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.

