Form 10-Q
period 1995-09-30
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1995-11-13
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the period ended      September 30, 1995
                            --------------------------------------

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




             13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code     (214) 448-5800
                                                    ---------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                       MCNEIL PACIFIC INVESTORS FUND 1972
                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                           September 30,       December 31,
                                                                               1995                1994
                                                                           -------------       ------------
ASSETS
------
Real estate investment:
   Land.....................................................                $2,336,000          $2,336,000
   Buildings and improvements...............................                 4,895,835           4,569,577
                                                                             ---------           ---------
                                                                             7,231,835           6,905,577
   Less:  Accumulated depreciation..........................                  (918,384)           (666,496)
                                                                             ---------           ---------
                                                                             6,313,451           6,239,081

Cash and cash equivalents...................................                   677,779           1,062,361
Cash segregated for security deposits.......................                    36,693              36,309
Accounts receivable.........................................                     2,195               3,741
Prepaid expenses and other assets...........................                    23,931              24,594
Escrow deposits.............................................                   105,929             125,181
Deferred borrowing costs, net of accumulated amorti-
   zation of $34,622 and $26,833 at September 30, 1995
   and December 31, 1994, respectively......................                    17,311              25,101
                                                                             ---------           ---------

                                                                            $7,177,289          $7,516,368
                                                                             =========           =========

LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable.......................................                $2,193,777          $2,287,341
Accounts payable............................................                    28,306              31,328
Accrued interest............................................                    10,314              16,679
Accrued property taxes......................................                    88,419                   -
Other accrued expenses......................................                    12,420              38,685
Payable to affiliates - General Partner.....................                    12,593              93,329
Security deposits and deferred rental revenue...............                    46,936              48,138
                                                                             ---------           ---------
                                                                             2,392,765           2,515,500
                                                                             ---------           ---------

Partners' equity:
   Limited  partners - 15,000 limited  partnership  units
     authorized; 13,752.5 limited partnership units
     issued and outstanding.................................                 4,474,580           4,690,924
   General Partner..........................................                   309,944             309,944
                                                                             ---------           ---------
                                                                             4,784,524           5,000,868
                                                                             ---------           ---------

                                                                            $7,177,289          $7,516,368
                                                                             =========           =========






The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                 Three Months Ended                      Nine Months Ended
                                                   September 30,                          September 30,
                                            ---------------------------       ------------------------------
                                              1995               1994            1995                1994
                                            --------         ----------       -----------         ----------

Revenue:
   Rental revenue................          $ 328,653          $ 336,568        $1,041,687         $1,124,697
   Interest......................             10,026             10,583            32,840             27,043
   Gain on disposition of real
     estate......................                  -                  -                 -            574,701
                                            --------           --------         ---------          ---------
     Total revenue...............            338,679            347,151         1,074,527          1,726,441
                                            --------           --------         ---------          ---------

Expenses:
   Interest......................             50,819             54,276           148,836            196,976
   Depreciation..................             89,268             45,564           251,888            171,354
   Property taxes................             29,475             34,476            88,425            123,516
   Personnel expenses............             63,403             65,551           183,848            225,253
   Utilities.....................             20,032             23,484            61,306             68,968
   Repair and maintenance........             86,828            134,148           244,839            245,208
   Property management
     fees - affiliates...........             18,739             16,718            59,202             55,599
   Other property operating
     expenses....................             48,354             45,832           136,450            124,583
   General and administrative....             41,219              2,505            56,054             11,820
   General and administrative -
     affiliates..................             19,469             17,694            60,023             47,391
                                            --------           --------         ---------          ---------
     Total expenses..............            467,606            440,248         1,290,871          1,270,668
                                            --------           --------         ---------          ---------

Net income (loss)................          $(128,927)         $ (93,097)       $ (216,344)        $  455,773
                                            ========           ========         =========          =========

Net income (loss) allocated
   to limited partners...........          $(128,927)         $ (93,097)       $ (216,344)        $  689,787
Net loss allocated
   to General Partner............                  -                  -                 -           (234,014)
                                            --------           --------         ---------          ---------

Net income (loss)................          $(128,927)         $ (93,097)       $ (216,344)        $  455,773
                                            ========           ========         ==========         =========

Net income (loss) per limited
   partnership unit..............          $   (9.37)         $   (6.77)       $   (15.73)        $    50.16
                                            ========           ========         =========          =========











The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                         STATEMENTS OF PARTNERS' EQUITY
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994


                                                                                                   Total
                                                   General                 Limited               Partners'
                                                   Partner                 Partners               Equity
                                                 ---------               -----------            ----------

Balance at December 31, 1993..............       $ 543,958               $ 4,023,366            $4,567,324

Net income (loss).........................        (234,014)                  689,787               455,773
                                                  --------                ----------             ---------

Balance at September 30, 1994.............       $ 309,944               $ 4,713,153            $5,023,097
                                                  ========                ==========             =========


Balance at December 31, 1994..............       $ 309,944               $ 4,690,924            $5,000,868

Net loss..................................               -                  (216,344)             (216,344)
                                                  --------                ----------             ---------

Balance at September 30, 1995.............       $ 309,944               $ 4,474,580            $4,784,524
                                                  ========                ==========             =========
































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

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                Nine Months Ended
                                                                                   September 30,
                                                                        -----------------------------------
                                                                           1995                    1994
                                                                        ----------             ------------
Cash flows from operating activities:
   Cash received from tenants........................                   $1,011,917             $ 1,116,978
   Cash paid to suppliers............................                     (681,391)               (694,474)
   Cash paid to affiliates...........................                     (199,961)                (78,066)
   Interest received.................................                       32,840                  27,043
   Interest paid.....................................                     (147,411)               (221,730)
   Property taxes paid and escrowed..................                       19,246                 (75,985)
                                                                         ---------              ----------
Net cash provided by operating activities............                       35,240                  73,766
                                                                         ---------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                     (326,258)               (422,605)
   Proceeds from sale of real estate investment......                            -               3,749,308
                                                                         ---------              ----------
Net cash provided by (used in) investing
   activities........................................                     (326,258)              3,326,703
                                                                         ---------              ----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (93,564)               (122,263)
   Retirement of mortgage note payable...............                            -              (2,094,135)
                                                                         ---------              ----------
Net cash used in financing activities................                      (93,564)             (2,216,398)
                                                                         ---------              ----------

Net increase (decrease) in cash and
   cash equivalents..................................                     (384,582)              1,184,071

Cash and cash equivalents at beginning of
   period............................................                    1,062,361                  85,057
                                                                         ---------              ----------

Cash and cash equivalents at end of period...........                   $  677,779             $ 1,269,128
                                                                         =========              ==========

















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                         ---------------------------------
                                                                            1995                    1994
                                                                         ----------              ---------

Net income (loss)....................................                    $(216,344)              $ 455,773
                                                                          --------                --------

Adjustments to  reconcile  net income  (loss) to net
   cash  provided by operating activities:
   Depreciation......................................                      251,888                 171,354
   Amortization of deferred borrowing costs..........                        7,790                   7,790
   Gain on disposition of real estate................                            -                (574,701)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                         (384)                 15,444
     Accounts receivable.............................                        1,546                   7,807
     Prepaid expenses and other assets...............                          663                  30,551
     Escrow deposits.................................                       19,252                 (52,333)
     Accounts payable................................                       (3,022)                (43,261)
     Accrued interest................................                       (6,365)                (32,544)
     Accrued property taxes..........................                       88,419                  99,864
     Other accrued expenses..........................                      (26,265)                (23,075)
     Payable to affiliates - General Partner.........                      (80,736)                 24,924
     Security deposits and deferred rental
       revenue.......................................                       (1,202)                (13,827)
                                                                          --------                --------
       Total adjustments.............................                      251,584                (382,007)
                                                                          --------                --------

Net cash provided by operating activities............                    $  35,240               $  73,766
                                                                          ========                ========




















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                         Notes To Financial Statements
                                  (Unaudited)

                               September 30, 1995


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

NOTE 4.
-------

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred during the nine month periods ended September 30, 1995 and 1994.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                      Nine Months Ended
                                                                         September 30,
                                                                  ----------------------
                                                                    1995           1994
                                                                  --------       -------

Property management fees - affiliates................             $ 59,202       $ 55,599
Charged to general and administrative -
   affiliates:
   Partnership administration........................               60,023         47,391
Charged to gain on disposition of real estate:
   Brokerage commission..............................                    -         81,000
                                                                   -------        -------

                                                                  $119,225       $183,990
                                                                   =======        =======

NOTE 5.
-------

On March 17, 1994, the Partnership sold its investment in Pacesetter Apartments to an unaffiliated buyer for a cash sales price of $4,050,000. Cash proceeds from the transaction, as well as the gain on sale, are detailed below.

                                                                                              Proceeds
                                                                       Gain on Sale           from Sale
                                                                       ------------         ------------

Sales price..........................................                  $ 4,050,000          $ 4,050,000
Selling costs........................................                     (300,692)            (300,692)
Basis of real estate sold............................                   (3,174,607)
                                                                        ----------

Gain on sale of real estate investment...............                  $   574,701
                                                                        ==========           ----------
Proceeds from sale of real
   estate investment.................................                                         3,749,308
Retirement of mortgage note payable..................                                        (2,094,135)
                                                                                             ----------

Net cash proceeds....................................                                       $ 1,655,173
                                                                                             ==========


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

Since the sale of Pacesetter Apartments on March 17, 1994, the focus of the Partnership's efforts have been directed to the renovation program at Palm Bay Apartments (formerly known as Greentree Apartments). From the beginning of 1994 through the third quarter of 1995, the Partnership has completed capital renovation projects totaling $974,027. To date, occupancy at Palm Bay Apartments has not recovered as much as was hoped. At September 30, 1995, occupancy at Palm Bay Apartments stood at 78% up from 72% at June 30, 1995 and down from 82% at December 31, 1994. As the capital renovation program winds down, the focus of the Partnership will turn to leasing the restored units and increasing operating efficiencies at the property.

RESULTS OF OPERATIONS
---------------------

The Partnership reported a loss of $216,344 for the first nine months of 1995 compared to net income of $445,773 for the first nine months of 1994. The results for the first nine months of 1994 included a one-time gain of $574,701 from the sale of Pacesetter Apartments. Rental revenues and operating expenses were both lower for the nine months ending September 30, 1995 because the 1995 figures do not include rental revenues or expenses of Pacesetter Apartments as do the 1994 figures.

Unlike the year-to-date figures, the third quarter figures from both 1995 and 1994 contain only operating results from Palm Bay Apartments. The net loss for the third quarter of 1995 increased to $128,927 from the $93,097 loss for the third quarter of 1994.

Revenues:

Rental revenues decreased $83,010 or 7.4% for the first nine months of 1995 compared to the first nine months of 1994. The decrease is principally due to the sale of Pacesetter Apartments in March 1994. The rental revenue of Palm Bay Apartments increased $51,612 or 5.3% for the nine month period, but decreased $7,915 or 2.4% during the third quarter of 1995 compared to the third quarter of 1994. Net rental rates for Palm Bay's apartment units are unchanged in 1995 compared to 1994. Changes in rental revenue achieved at Palm Bay Apartments from 1994 to 1995 are due to changes in occupancy rates. The occupancy rate at September 30, 1995 was 78%, down from 82% reported at December 31, 1994, but up from 73% reported at June 30, 1995. A portion of the capital improvements completed this year related to restoring approximately 70 out-of-service units to leasable condition.

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

Interest revenues increased $5,797 for the nine months ended September 30, 1995. The Partnership had substantially more funds invested in interest-bearing accounts due to the sale of Pacesetter Apartments in the first quarter of 1994.

Revenues  for  1994  also  include  the  one-time  gain on  sale  of  Pacesetter
Apartments.

Expenses:

Partnership expenses increased $20,203 or 1.6% for the nine months ended September 30, 1995. However, after excluding expenses pertaining to Pacesetter Apartments, expenses increased $126,274 or 12% for the nine months ended September 30, 1995. Third quarter results, which do not include any expenses related to Pacesetter Apartments, show an increase in expenses of 27,358 or 6.2%. Increased expenses were concentrated in depreciation and general administrative. Repair and maintenance decreased $47,320 or 35%.

The largest increase, on both an absolute and percentage basis, was the increase in depreciation expense. For the nine months and the three months ended September 30, 1995 depreciation expense at Palm Bay Apartments increased $115,196 or 84% and $43,704 or 96%, respectively. The increase in depreciation expense is due to the continuing investment of Partnership resources into capital improvements. In the year since September 30, 1994, the Partnership has invested $409,298 in capital improvements. These capital improvements are generally being depreciated over lives ranging from five to ten years.

Repair and maintenance expenses at Palm Bay Apartments decreased $26,033 or 9.6% and $47,320 or 35%, respectively, for the nine month and three month periods ended September 30, 1995. Repair and maintenance expense decreased as expenditures to bring out-of-service units into leasable condition were completed during the second quarter of 1995.

The Partnership incurred reduced interest expense for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. Again, the reason was the elimination of interest charges pertaining to the Pacesetter mortgage note.

Property management fees for the nine months and three months ended September 30, 1995 at Palm Bay Apartments increased $11,284 or 24% and $2,021 or 12%. An increase in rental receipts, upon which such fees are based, and an increase in the management fee percentage to 6% from 5% (effective January 1, 1995) were the reasons for the increase.

Property tax expense decreased $35,091 for the nine month period ended September 30, 1995. Most of the decrease was due to the elimination of property taxes at Pacesetter Apartments. However, property taxes also decreased $15,003 or 15% at Palm Bay Apartments due to tax appeals by the Partnership to local taxing jurisdictions that resulted in lower assessments.

General and administrative increased $44,234 and $38,714, respectively, for the nine and the three months ended September 30, 1995 as compared to the same period in 1994. The increase was due to $36,000 of costs relating to evaluation and dissemination of information with regards to an unsolicited tender offer. See Item 5 - Other Information.

General and administrative - affiliates for the nine months and the three months ended September 30, 1995 increased by $12,632 or 27% and $1,775 or 10%, respectively, due to an increase in reimbursements to affiliates because of fewer partnerships over which overhead costs are allocated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flows generated by operating activities of the Partnership were $35,240 for the first nine months of 1995, compared to $73,766 for the first nine months of 1994. The Partnership anticipates that the capital renovation projects at Palm Bay Apartments will begin to yield improved cash flow from operations as the restored and refurbished units are leased to new tenants. However, cash flow from Palm Bay Apartments will not be sufficient to fund both operating expenses and debt service requirements until the occupancy rate of Palm Bay Apartments improves. For the balance of 1995, the Partnership will use its cash reserves to fund debt service requirements if cash flows from operations are insufficient.

Cash paid to affiliates increased $121,896 in 1995 compared to 1994 due to the $81,000 brokerage commission on the sale of Pacesetter Apartments that was incurred in 1994 but not paid until 1995.

The sale of Pacesetter Apartments in March 1994, provided the largest change in the cash flows of the Partnership. Cash generated from the sale, after repayment of the Pacesetter mortgage note, totaled $1,655,173. The Partnership used these proceeds to fund capital improvements at Palm Bay Apartments and to improve the Partnership's cash reserves. Cash expended for capital improvements at Palm Bay Apartments decreased to $326,258 for the first nine months of 1995 from $422,605 for the first nine months of 1994.

The financing activities of the Partnership, aside from the March 1994 retirement of the Pacesetter mortgage note, consist of the repayment of the Palm Bay mortgage note through monthly debt service payments. These payments are scheduled to gradually increase until June 1997, when the Palm Bay mortgage note matures.

Short Term Liquidity:

Due to the sale of Pacesetter Apartments on March 17, 1994, the Partnership began 1995 with adequate cash reserves. A substantial portion of the proceeds from the sale of Pacesetter Apartments have been invested in capital improvements at Palm Bay Apartments. The Partnership has budgeted $339,000 of capital improvements for 1995 in addition to the $678,720 of capital improvements made during 1994 and 1993. The capital improvements at Palm Bay Apartments are necessary to allow the property to increase its rental revenues and become competitive in the Orlando sub-market where the property is located.

At September 30, 1995, the Partnership held $677,779 of cash and cash equivalents, down $384,582 from the balance at the end of 1994. The Partnership will use its cash reserves, if necessary to complete the capital renovation projects at Palm Bay Apartments. The General Partner considers the Partnership's cash reserves adequate for such uses for the balance of 1995.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. However, there is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

1) High River Limited Partnership vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV,
     Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, McNeil Investors and Mr. and Mrs. McNeil requesting, among other things, names and addresses of the Partnership's limited partners. The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to High River tender offer materials on August 14, 1995.

     On August 18, 1995, McNeil Partners, McNeil Investors, the Partnerships, and Mr. and Mrs. McNeil filed an Answer and Counterclaim. The Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     The High River tender  offer  expired  on October 6, 1995.  The  Defendants
     believe that the action is moot and  expect the  matter  to   be  dismissed
     shortly.

2)   Robert Lewis vs. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc., Robert
     A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action)

     Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd. Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (collectively, the "Defendants") breached their fiduciary duties by , among other things, (1) failing to attempt to sell the properties owned by the Partnerships ("Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and
     (4) failing to take steps to create an auction market for Partnership equity interests, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the Partnerships. Plaintiff also claims that Defendants have breached the Partnership Agreements by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the Partnership assets for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

3) Alfred Napoletano vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (class action complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). Plaintiff alleges that Defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) Warren Heller vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate
     Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (class action complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). Plaintiff alleges that Defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including
     failure to  liquidate   the   properties   owned   by    the  Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

5) High River Limited Partnership v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real
     Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River commenced a second complaint which alleges, inter alia, that McNeil's Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that McNeil has wrongfully refused to admit High River as a limited partner to the Funds. Additionally, High River purports to assert claims derivatively on behalf of Funds IX, XI, XV, XXIV and XXV, for breach of contract and breach of fiduciary duty, asserting that McNeil has charged these Partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring McNeil to admit High River as a limited partner in each of the ten Partnerships and to transfer the tendered units of interest in the Partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the Partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the Partnerships; and attorneys' fees.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

ITEM 5.  OTHER INFORMATION
-------  -----------------

As previously disclosed, on an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it had commenced an offer to purchase 6,189 units of limited partnership interest in the Partnership (approximately 45% of the Partnership's units) at $110 per unit. The tender offer was originally due to expire on August 31, 1995. In connection therewith, the parties entered into certain negotiations and discussions regarding, among other things, possible transactions between the parties and their affiliates, McNeil Partners, McNeil Investors, and McREMI. On September 19, 1995, the parties having not reached any resolution on the terms of the proposed transactions, McNeil Partners terminated the parties' discussion. High River had extended its offer several times until the final expiration date of October 6, 1995. On October 11, 1995 High River announced that based on preliminary information furnished by the depositary for the tender offer, approximately 530 units of the Partnership were tendered and not withdrawn prior to the expiration of the tender offer. On October 12, 1995, McNeil Partners announced that it would continue to explore potential avenues to enhance the value of the Partnership units, which may include, among other things, asset sales, refinancings of Partnership properties followed by distributions or tender offers for units of limited partnership. There can be no assurance that any such plans will develop or that any such transactions will be consummated.

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

         27.                        Financial Data  Schedule for   the   quarter
                                    ended September 30, 1995.


      (1) Incorporated by reference to the Annual Report of Registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

      (2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                       McNEIL PACIFIC INVESTORS FUND 1972

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL PACIFIC INVESTORS FUND 1972

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



November 13, 1995                                  By:  /s/  Donald K. Reed
---------------------                                   -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



November 13, 1995                                  By:  /s/  Robert C. Irvine
---------------------                                   -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



November 13, 1995                                  By:  /s/  Brandon K. Flaming
---------------------                                   -------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
