Form 10-K405
period 1995-12-31
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1996-03-29
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                December 31, 1995
                              --------------------------------------------------

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT   TO   SECTION  13  OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-7162
                            -------


                       McNEIL PACIFIC INVESTORS FUND 1972
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                   94-6279375
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)


             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code       (214)  448-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

13,702.5 of the registrant's 13,752.5 limited partnership units are held by non-affiliates of this registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, page 32.


                                TOTAL OF 34 PAGES

                                     PART I

ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Pacific Investors Fund 1972 (the "Partnership") was organized September 30, 1971 as a limited partnership under provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time the Partnership's restated certificate and agreement of limited partnership (the "Partnership Agreement") was amended. Prior to March 30, 1992, Pacific Investors Corporation (the "Corporate General Partner"), an affiliate of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

On March 8, 1972, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $15,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on April 30, 1973 with 13,795 Units sold for gross proceeds of $13,795,000 to the Partnership. The original general partners purchased 50 Units for $50,000. 37.5 and 5 Units were relinquished in 1994 and 1995, respectively, leaving 13,752.5 Units outstanding at December 31, 1995.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, McNeil, nor the Corporate General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, including Southmark's interest in the Corporate General Partner, are being sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date: (a) an affiliate of McNeil purchased the Corporate General Partner's economic interest in the Partnership; (b) McNeil became the managing general partner of the Partnership pursuant to an agreement with the Corporate General Partner that delegated management authority to McNeil; and (c) McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates.

On March 30, 1992, the limited partners approved a proposal to (i) replace McNeil and the Corporate General Partner as general partners of the Partnership with the General Partner, and (ii) amend the Partnership Agreement to (a) extend the term of the Partnership from December 31, 1992, until December 31, 2002, (b) provide for a limitation on administrative operating expenses equal to 2% of tangible asset value, as defined, and (c) provide for the establishment of an oversight committee that will review and report on the Partnership's compliance with the 2% limitation on administrative operating expenses.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential rental real estate and other real estate related assets. At December 31, 1995, the Partnership owned one income-producing property as described in Item 2 - Property.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. The Partnership is managed by the General Partner. In accordance with the Partnership Agreement, the Partnership reimburses affiliates of the General Partner for certain expenses incurred by the affiliates in connection with the management of the Partnership. See Item 8 Note 2 - "Transactions With Affiliates."

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Business Plan:

The Partnership's anticipated plan of operations for 1996 is to preserve or increase the net operating income of its property whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's property. The General Partner is evaluating market and other economic conditions to determine the optimum time to commence an orderly liquidation of the Partnership's property in accordance with the terms of the Partnership
Agreement. In conjunction therewith, the General Partner will continue to explore potential avenues to enhance the value of the limited partners' Units in the Partnership, which may include, among other things, asset sales or refinancing of the Partnership's property followed by distributions. See Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosures of the Partnership's properties, are described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Property for discussion of competitive conditions at the Partnership's property.

Other information:

The environmental laws of the Federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that the property has such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River"), made an unsolicited tender offer (the "HR Offer") to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $110 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the HR Offer made with respect to the Partnership and not tender their Units pursuant to the HR Offer. The HR Offer terminated, after numerous extensions, on October 6, 1995. The General Partner believes that as of February 29, 1996, High River has purchased approximately 4.92% of the outstanding Units pursuant to the HR Offer. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the HR Offer has been dismissed without prejudice. See Item 3 - Legal Proceedings.

ITEM 2.      PROPERTY
-------      --------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1995. The buildings and land on which they are located are owned by the Partnership in fee, subject to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Note Payable" and
Schedule III - "Real Estate Investments and Accumulated Depreciation." In the opinion of management, the property is adequately covered by insurance.

                                            Net Basis                       1995           Date
Property              Description          of Property       Debt        Property Tax    Acquired
--------              -----------          -----------       ----        ------------    --------
Palm Bay              Apartments
Orlando, FL           346 units            $6,335,493     $2,161,204       $101,961        6/91
                                            =========      =========        =======

The following table sets forth the occupancy rate and rent per square foot of the Partnership's property for each of the last three years. This information is not available for 1991 and 1990, the years before the Partnership reacquired the property through foreclosure.


                                                        1995          1994           1993            1992
                                                        -----         -----          -----           -----
Palm Bay
--------
   Occupancy Rate...................                      86%           82%            77%             73%
   Rent Per Square Foot.............                    $4.77         $4.58          $4.15           $3.71

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions - Palm Bay Apartments
--------------------------------------------

The financial performance of Palm Bay Apartments has improved as a result of the capital renovation program. Occupancy rates have risen from 63% at the date the Partnership repossessed Palm Bay Apartments in 1992 to 86% at the end of 1995. Occupancy rates for the local area average 89%. Rental rates have also improved due to the renovation program. The renovation program has made the property much more competitive in its market. The local area offers diverse competition from high quality property to low quality subsidized housing. The property's location and townhouse units give it a competitive edge in the market. Conversely, several of the property's competitors offer tax-subsidized rental rates. An interior upgrade program is addressing the dated appearance of the units' interiors so that the property can compete effectively with the newer properties in the area.

ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 3, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 4, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 4, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

5) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 5, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

For a discussion of  the Southmark bankruptcy, see Item 1 - Business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

None.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
-------      ------------------------------------------------------------
             RELATED SECURITY HOLDER MATTERS
             -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)      Title of Class                            Number of Record Unit Holders
         --------------                            -----------------------------
         Limited partnership units                 1,285 as of February 16, 1996

(C) No distributions were paid to the partners in 1995 or 1994, and none are anticipated in 1996. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the likelihood that the Partnership will resume distributions to the partners.

ITEM 6.    SELECTED FINANCIAL DATA
-------    -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.


Statements of                                                  Years Ended December 31,
Operations                                1995          1994             1993           1992           1991
------------------                    -----------    -----------     -----------    -----------    -----------
Rental revenue...............         $ 1,376,148    $ 1,475,264     $ 1,894,385    $ 1,815,723    $   632,703
Gain on disposition of
   real estate...............                   -        574,701               -              -              -
Total revenue................           1,439,428      2,095,660       1,908,162      1,870,452      1,170,484
Loss on foreclosure of
   mortgage note
   receivable................                   -              -               -              -        (95,864)
Write-down for
   permanent impairment
   of real estate............                   -              -       2,700,000              -              -
Net income (loss)............            (285,886)       433,544      (3,102,551)      (816,851)        25,183

Net income (loss) per
   limited partnership unit..         $    (20.79)   $     48.52     $   (224.90)   $    (59.21)   $      1.83
                                       ==========     ==========      ==========     ==========     ==========


                                                                  As of December 31,
Balance Sheets                            1995          1994             1993           1992            1991
--------------                        -----------    -----------     -----------    -----------     -----------

Real estate investments, net...       $ 6,335,493    $ 6,239,081     $ 5,814,474    $11,528,672    $11,631,995
Asset held for sale, net.......                 -              -       3,209,269              -              -
Total assets...................         6,993,903      7,516,368       9,405,117     12,665,342     13,504,953
Mortgage notes payable.........         2,161,204      2,287,341       4,523,714      4,738,775      4,865,866
Partners' equity...............         4,714,982      5,000,868       4,567,324      7,669,875      8,486,726


See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The following property was sold by the Partnership.


                         Property                               Date Sold
                         --------                               ---------

                  Pacesetter Apartments                       March 17, 1994

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

FINANCIAL CONDITION
-------------------

Since the sale of Pacesetter Apartments on March 17, 1994, the focus of the Partnership's efforts have been directed to the renovation program at Palm Bay Apartments (formerly known as Greentree Apartments). From the three year period ending December 31, 1995, the Partnership has completed capital renovation projects totaling $1,555,223. To date, occupancy at Palm Bay Apartments has not recovered as much as was hoped. As the capital renovation program winds down, the focus of the Partnership will turn to leasing the restored units and increasing operating efficiencies at the property.

RESULTS OF OPERATIONS
---------------------

1995 compared to 1994:

Revenue:

Rental revenues for 1995 decreased $99,116 or 6.7% compared to 1994. The decrease is principally due to the sale of Pacesetter Apartments in March 1994. Rental revenue from Palm Bay Apartments increased $54,794 or 4.1%. The Partnership was able to increase both occupancy and base rental rates due to the major capital improvements undertaken at Palm Bay Apartments. The occupancy rate at December 31, 1995 was 86%, up from 82% at December 31, 1994. The Partnership increased rental rates at Palm Bay Apartments an average of 2.9% in 1995.

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

Revenues for 1994 also include the one-time gain on sale of Pacesetter Apartments in the amount of $574,701.

Expenses:

Partnership expenses increased $63,198 or 3.8% in 1995 compared to 1994. However, after excluding expenses pertaining to Pacesetter Apartments, expenses increased $238,253 or 18% in 1995 compared to 1994. Increased expenses were concentrated in depreciation, repair and maintenance, other property operating, and general and administrative.

The largest increase, on both an absolute and percentage basis, was the increase in depreciation expense. Depreciation expense at Palm Bay Apartments increased $121,331 or 54% in 1995 compared to 1994. The increase in depreciation expense is due to the continuing investment of Partnership resources into capital improvements. For the year 1995, the Partnership invested $440,906 in capital improvements. These capital improvements are generally being depreciated over lives ranging from five to ten years.

Repair and maintenance expenses at Palm Bay increased $54,740 or 19% in 1995 as compared to 1994. The increased level of repair and maintenance expenses are attributable to costs incurred preparing vacant units for rental. Repair and maintenance expenses will likely continue to increase until Palm Bay's occupancy rate stabilizes.

Other property operating expenses increased substantially at Palm Bay Apartments. Efforts to refurbish down units and intensive leasing activity have increased a number of expense categories to unusually high levels. The General Partner anticipates that these expenses will moderate after the restored units have been leased. The increase in other property operating expenses at Palm Bay Apartments totaled $61,564 or 47%.

Property management fees - affiliates at Palm Bay Apartments increased $14,390 or 22% in 1995 compared to 1994. An increase in rental receipts, upon which such fees are based, and the increase in the management fee percentage to 6% from 5% (effective January 1, 1995) were the reasons for the increase.

General and administrative for 1995 increased $34,678 or 116% compared to 1994. The Partnership incurred $44,554 of costs relating to the evaluation and dissemination of information regarding an unsolicited tender offer.

General  and  administrative  -  affiliates  increased  $14,312  or 22% in  1995 compared to 1994. Reimbursements to affiliates are based, in part, on a declining number of properties managed by affiliates of the General Partner.

1994 compared to 1993:

Revenue:

Rental revenues for 1994 decreased $419,121 or 22% compared to 1993. The decrease is entirely attributable to the sale of Pacesetter Apartments in March 1994. Rental revenue from Palm Bay Apartments increased $125,713 or 10.5%. The Partnership was able to increase both occupancy and base rental rates due to the major capital improvements undertaken at Palm Bay Apartments. Occupancy has improved to 82%, and rental rates were increased 10.4%.

The sale of Pacesetter Apartments in March 1994 generated a $574,701 gain on disposition of real estate in 1994. Proceeds from the sale of Pacesetter Apartments substantially increased the amounts of Partnership cash invested in interest-bearing accounts. Interest revenue increased by $31,918 to $45,695 in 1994.

Expenses:

Total Partnership expenses decreased $3,348,597 or 67% in 1994 compared to 1993. However, most of the decrease was due to the $2.7 million write-down for permanent impairment of real estate recorded by the Partnership during 1993. Expenses also decreased due to the sale of Pacesetter Apartments in March 1994. Excluding these items, expenses increased $41,611 or 3.0% in 1994 compared to 1993.

Interest expense decreased $159,483 or 39% in 1994 compared to 1993. Interest expense on the Palm Bay mortgage note decreased 4.5% as regular monthly debt service payments continue to reduce the outstanding principal balance of the Palm Bay mortgage note. The rest of the decrease is attributable to the sale of Pacesetter Apartments in March 1994.

The extensive capital improvements placed in service at Palm Bay Apartments during 1994 and 1993 have increased charges for depreciation. Depreciation at Palm Bay Apartments increased $34,841 or 18.5% in 1994 compared to 1993. However, due to the sale of Pacesetter Apartments, depreciation charges for the Partnership decreased $13,651 or 5.0%.

The  Partnership  has benefited from decreased  property tax assessments at Palm
Bay Apartments. The poor condition of the property at the time the Partnership repossessed the property was reflected in property value assessments during 1994. Property taxes remitted to local taxing jurisdictions decreased 21% in 1994. It is probable that property tax assessments will increase in future years if the capital improvement program underway at Palm Bay Apartments restores the value of the property to its former levels.

Personnel expenses at Palm Bay Apartments increased $26,046 or 11.8% in 1994 compared to 1993. Personnel expenses are expected to continue to increase due to the Partnership's effort to increase occupancy rates by the continuous refurbishment of residential units and upgrading of services offered to tenants. Such improvements are partially achieved through higher maintenance standards that require additional personnel and maintenance expenditures. Higher personnel expenses can also be attributed to on-site personnel performing certain maintenance procedures that were formerly contracted to vendors.

Repairs and maintenance expenses at Palm Bay Apartments increased $24,574 or 9.2% in 1994 compared to 1993. Increases in repairs and maintenance expense are attributable to costs incurred preparing vacant units for rental. Repairs and maintenance expenses will likely continue to increase for as long as Palm Bay's occupancy rate continues to increase. Similarly, property management fees - affiliates at Palm Bay Apartments will continue to increase as rental revenues increase. For 1994, Palm Bay Apartments recorded an 11.5% increase in property management fees - affiliates, in line with the 10.5% increase in rental revenues.

General and administrative expense for 1994 decreased $6,393 or 17.6% compared to 1993. This decrease was due to savings the Partnership achieved through a new tax processing and reporting system and a reduction in legal fees. General and administrative expenses paid to affiliates decreased $38,429 or 37% during 1994 compared to 1993. Partnership administrative expenses paid to affiliates are based, in large part, on the number of properties owned by the Partnership and other affiliated Partnerships. The sale of Pacesetter Apartments in 1994 led to a decrease in these expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $28,071 from operating activities in 1995, a decrease of $134,292 from the $162,363 provided by operating activities in 1994. Cash paid to affiliates in 1995 included an $81,000 brokerage commission on the sale of Pacesetter Apartments that was incurred in 1994 but not paid until 1995.

The Partnership used its cash reserves to fund $440,906 of capital improvements to Palm Bay Apartments during 1995. An additional $126,137 was expended to repay the Palm Bay mortgage note through monthly debt service payments. These payments will gradually pay down the mortgage note balance until June 1997, when the Palm Bay mortgage note matures.

Short-term liquidity:

During the three year period ended December 31, 1995, the Partnership experienced losses totaling $2,954,893. Cash used by operations during the three year period totaled $44,925. An additional $1.56 million of cash was invested in capital improvements at the Partnership's properties. The Partnership has used its cash reserves and the sale of Pacesetter Apartments to fund these expenditures. The sale of Pacesetter Apartments simultaneously provided a substantial addition to the Partnership's cash reserves as well as removed a substantial drain on Partnership resources.

Due to the sale of Pacesetter Apartments, the Partnership entered 1995 with adequate cash reserves. A substantial portion of the proceeds from the sale of Pacesetter Apartments has been invested in capital improvements at Palm Bay Apartments. The Partnership has budgeted $90,000 of capital improvements for 1996 in addition to the $1.56 million of capital improvements made during the three-year period ended December 31, 1995. The capital improvements at Palm Bay Apartments are necessary to allow the property to increase its rental revenues and become competitive in the Orlando sub-market where the property is located.

At December 31, 1995, the Partnership held $523,389 of cash and cash equivalents, down $538,972 from the balance at the end of 1994. The General Partner anticipates that cash generated from operations in 1996 will be sufficient to pay the Partnership's operating expenses, debt service, and budgeted capital improvements. The Partnership will use its cash reserves to fund any shortfall if operating cash flow should prove insufficient to meet all the Partnership's expected expenditures. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for 1996.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate that is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of December 31, 1995, $2,662,819 remains available from the facility; however, additional funds could become available as other partnerships repay borrowings. This commitment will terminate on March 30, 1997.

Long-term liquidity:

For the long term, property operations will remain the primary source of funds. While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations may deteriorate. The General Partner expects that the capital improvements at Palm Bay Apartments will yield improved cash flow from operations in 1996. Furthermore, the Partnership has budgeted an additional $90,000 of capital improvements for 1996. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's property.

As an additional source of liquidity, the General Partner may attempt to refinance the Palm Bay mortgage note. The General Partner estimates that such a refinancing could yield proceeds to the Partnership in excess of the amount needed to retire the current mortgage note. However, there can be no guarantee that the Partnership will be able to obtain such mortgage refinancing on terms or in amounts favorable to the Partnership, or that the cash proceeds from such refinancing could be timed to coincide with the liquidity needs of the Partnership.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------

                                                                        Page
                                                                        Number
                                                                        ------
INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.....................          13

   Balance Sheets at December 31, 1995 and 1994.................          14

   Statements of Operations for each of the three years in the
     period ended December 31, 1995.............................          15

   Statements of Partners' Equity for each of the three years
     in the period ended December 31, 1995......................          16

   Statements of Cash Flows for each of the three years in the
     period ended December 31, 1995.............................          17

   Notes to Financial Statements................................          19

   Financial Statement Schedule:

     Schedule III - Real Estate Investment and Accumulated
         Depreciation...........................................          27




All other schedules are omitted because they are not applicable or the financial information required is included in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Pacific Investors Fund 1972:

We have audited the accompanying balance sheets of McNeil Pacific Investors Fund 1972 (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further discussed in Note 5 to the financial statements, the mortgage note secured by the Partnership's only property is due and payable on June 1, 1997. Management's current projections indicate that there will not be sufficient cash flow from operations to fund that obligation. Management is currently analyzing the Partnership's options, including refinancing the mortgage note or marketing the property for sale.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Pacific Investors Fund 1972 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur Andersen LLP



Dallas, Texas
   March 13, 1996

                       McNEIL PACIFIC INVESTORS FUND 1972

                                 BALANCE SHEETS


                                                                                     December 31,
                                                                           -------------------------------
                                                                               1995               1994
                                                                           ------------        -----------
ASSETS
------
Real estate investment:
   Land.....................................................               $ 2,336,000         $ 2,336,000
   Buildings and improvements...............................                 5,010,483           4,569,577
                                                                            ----------          ----------
                                                                             7,346,483           6,905,577
   Less:  Accumulated depreciation..........................                (1,010,990)           (666,496)
                                                                            ----------          ----------
                                                                             6,335,493           6,239,081

Cash and cash equivalents...................................                   523,389           1,062,361
Cash segregated for security deposits.......................                    43,885              36,309
Accounts receivable.........................................                     3,849               3,741
Prepaid expenses and other assets...........................                    23,220              24,594
Escrow deposits.............................................                    49,353             125,181
Deferred borrowing costs, net of accumulated
   amortization of $37,220 and $26,833 at
   December 31, 1995 and 1994, respectively.................                    14,714              25,101
                                                                            ----------          ----------

                                                                           $ 6,993,903         $ 7,516,368
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgage note payable.......................................               $ 2,161,204         $ 2,287,341
Accounts payable............................................                    20,363              31,328
Accrued interest............................................                    10,076              16,679
Other accrued expenses......................................                    24,853              38,685
Payable to affiliates - General Partner.....................                    15,227              93,329
Security deposits and deferred rental revenue...............                    47,198              48,138
                                                                            ----------          ----------
                                                                             2,278,921           2,515,500
                                                                            ----------          ----------

Partners' equity:
   Limited partners - 15,000 limited partnership units
     authorized;  13,752.5 and 13,757.5 limited partnership
     units issued and outstanding at December 31, 1995 and
     1994, respectively.....................................                 4,405,038           4,690,924
   General Partner..........................................                   309,944             309,944
                                                                            ----------          ----------
                                                                             4,714,982           5,000,868
                                                                            ----------          ----------

                                                                           $ 6,993,903         $ 7,516,368
                                                                            ==========          ==========






                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF OPERATIONS


                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                         1995               1994               1993
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    1,376,148     $    1,475,264    $     1,894,385
   Interest and other revenue..............                63,280             45,695             13,777
   Gain on disposition of real estate......                     -            574,701                  -
                                                    -------------      -------------     --------------
     Total revenue.........................             1,439,428          2,095,660          1,908,162
                                                    -------------      -------------     --------------

Expenses:
   Interest................................               198,948            249,827            409,310
   Depreciation............................               344,494            257,825            271,476
   Property taxes..........................               101,961            123,227            195,994
   Personnel expenses......................               242,331            293,231            366,775
   Repairs and maintenance.................               345,524            316,627            466,537
   Property management fees -
     affiliates............................                79,474             72,765             92,490
   Utilities...............................                81,054             86,617            162,959
   Other property operating expenses.......               186,282            165,741            204,094
   General and administrative..............                64,649             29,971             36,364
   General and administrative -
     affiliates............................                80,597             66,285            104,714
   Write-down for permanent
     impairment of real estate.............                     -                  -          2,700,000
                                                    -------------      -------------     --------------
     Total expenses........................             1,725,314          1,662,116          5,010,713
                                                    -------------      -------------     --------------

Net income (loss)..........................        $     (285,886)    $      433,544    $    (3,102,551)
                                                    =============      =============     ==============

Net income (loss) allocated to
   limited partners........................        $     (285,886)    $      667,558    $    (3,102,551)
Net loss allocated to General Partner......                     -           (234,014)                 -
                                                    -------------      -------------     --------------

Net income (loss)..........................        $     (285,886)    $      433,544    $    (3,102,551)
                                                    =============      =============     ==============

Net income (loss) per limited
   partnership unit........................        $       (20.79)    $        48.52    $       (224.90)
                                                    =============      =============     ==============












                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972

                         STATEMENTS OF PARTNERS' EQUITY

              For the Years Ended December 31, 1995, 1994 and 1993


                                                                                                      Total
                                                    General                 Limited                 Partners'
                                                    Partner                 Partners                 Equity
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1992..............       $       543,958         $     7,125,917       $     7,669,875

Net loss..................................                     -              (3,102,551)           (3,102,551)
                                                  --------------          --------------        --------------

Balance at December 31, 1993..............               543,958               4,023,366             4,567,324

Net income (loss).........................              (234,014)                667,558               433,544
                                                  --------------          --------------        --------------

Balance at December 31, 1994..............               309,944               4,690,924             5,000,868

Net loss..................................                     -                (285,886)             (285,886)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............       $       309,944         $     4,405,038       $     4,714,982
                                                  ==============          ==============        ==============


































                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                               For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1995               1994               1993
                                                   --------------     --------------    ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $    1,333,612     $    1,466,270    $     1,854,350
   Cash paid to suppliers..................              (909,351)          (923,620)        (1,193,122)
   Cash paid to affiliates.................              (238,173)           (63,881)          (194,294)
   Interest received.......................                63,280             45,695             13,777
   Interest paid...........................              (195,164)          (255,305)          (416,206)
   Property taxes paid.....................               (26,133)          (106,796)          (299,864)
                                                    -------------      -------------     --------------
Net cash provided by (used in)
    operating activities...................                28,071            162,363           (235,359)
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................              (440,906)          (647,770)          (466,547)
   Proceeds from sale of real estate
     investment............................                     -          3,749,308                  -
                                                    -------------      -------------     --------------
Net cash provided by (used in)
    investing activities...................              (440,906)         3,101,538           (466,547)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................              (126,137)          (142,238)          (215,061)
   Advances from affiliates................                     -                  -             50,000
   Repayment of advances from
     affiliates............................                     -            (50,000)                 -
   Retirement of mortgage note
     payable...............................                     -         (2,094,135)                 -
                                                    -------------      -------------     --------------
Net cash used in financing activities......              (126,137)        (2,286,373)          (165,061)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash and
     cash equivalents......................              (538,972)           977,528           (866,967)

Cash and cash equivalents at
     beginning of year.....................             1,062,361             84,833            951,800
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...............................        $      523,389     $    1,062,361    $        84,833
                                                    =============      =============     ==============









                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS

      Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in)
                              Operating Activities



                                                              For the Years Ended December 31,
                                                    ----------------------------------------------------
                                                         1995               1994               1993
                                                    --------------     -------------      --------------
Net income (loss)..........................         $    (285,886)     $     433,544      $  (3,102,551)
                                                     ------------       ------------       ------------

Adjustments to  reconcile  net income
   (loss) to net cash provided by (used in)
   operating activities:
   Depreciation............................               344,494            257,825            271,476
   Amortization of deferred borrowing
     costs.................................                10,387             10,387             10,387
   Write-down for permanent
     impairment of real estate.............                     -                  -          2,700,000
   Gain on sale of real estate.............                     -           (574,701)                 -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                (7,576)            15,264            (18,676)
     Accounts receivable...................                  (108)             4,408             22,015
     Prepaid expenses and other
       assets..............................                 1,374             29,469            (27,937)
     Escrow deposits.......................                75,828             22,087            (98,215)
     Accounts payable......................               (10,965)           (92,800)            41,009
     Accrued property taxes................                     -             (5,656)            (5,655)
     Accrued interest......................                (6,603)           (15,865)           (17,283)
     Other accrued expenses................               (13,832)            12,227            (13,041)
     Payable to affiliates.................               (78,102)            75,169              2,910
     Security deposits and deferred
       rental revenue......................                  (940)            (8,995)               202
                                                     ------------       ------------       ------------

         Total adjustments.................               313,957           (271,181)         2,867,192
                                                     ------------       ------------       ------------

Net cash provided by (used in)
   operating activities....................         $      28,071      $     162,363      $    (235,359)
                                                     ============       ============       ============













                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Pacific Investors Fund 1972 (the "Partnership") was organized September 30, 1971 as a limited partnership under provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time the Partnership's restated certificate and agreement of limited partnership (the "Partnership Agreement") was amended. Prior to March 30, 1992, Pacific Investors Corporation, an affiliate of Southmark Corporation, and McNeil were the general partners of the Partnership. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential rental real estate and other real estate related assets. At December 31, 1995, the Partnership owned one income-producing property as described in Note 4 - Real Estate Investments.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Investment
----------------------

The real estate investment is generally stated at the lower of cost or net realizable value. The real estate investment is monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

Depreciation
------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 2 to 25 years.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit with financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
---------------

The Partnership is required to maintain an escrow account in accordance with terms of the Palm Bay mortgage note. This escrow account is controlled by the mortgagee and is used for payment of property taxes. Carrying amounts for escrow deposits approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain or modify long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the terms of the related mortgage notes payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Rental Revenue
--------------

The Partnership leases its property under short-term operating leases. Lease terms generally are less than one year in duration. Rental revenue is recognized as earned.

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

The Partnership Agreement provides that income will be allocated to the General Partner to the extent of distributions to the General Partner of cash from sales, refinancings, or from working capital reserves. All remaining net income and all losses are allocated 100% to the limited partners.

An estimated gain on the ultimate disposition of Pacesetter Apartments was allocated to the General Partner in 1982 based upon a 1982 sales contract for Pacesetter Apartments. An adjustment was made in 1994 to adjust the amount allocated to the General Partner based on the 1994 sale of Pacesetter Apartments.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994 and 1993 have been made in accordance with these provisions.

Distributions
-------------

At the discretion of the General Partner, distributions to partners are paid from operations of the Partnership's properties, from sales or refinancing of properties, or from cash maintained as working capital reserves. Cash from operations is distributed 100% to the limited partners.

Distributions of cash from sales and refinancings and cash from working capital reserves are made in the following order:

(a) First to the limited partners in an amount, when added to all prior distributions to the limited partners of disposition proceeds, that equals 109.6% of the portion of net offering proceeds invested in property sold; then,

(b) of the remaining balance, 90.5% to the limited partners and 9.5% to the General Partner.

No distributions were paid to the partners during 1995, 1994 or 1993.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per limited partnership unit ("Units") is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 13,752.5, 13,757.5 and 13,795 Units outstanding in 1995, 1994 and 1993, respectively.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred during 1995, 1994 or 1993.

The Partnership pays property management fees equal to 6% of the gross rental receipts of the Partnership's properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management and leasing services for the Partnership's properties. Prior to January 1, 1995, the Partnership paid property management fees equal to 5% of gross rental receipts.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The General Partner is entitled to receive a sales commission as compensation for selling Partnership property equal to the lesser of 4% of the sales price of the property sold or the customary fee charged by independent real estate brokers in the area where the property is located. The Partnership accrued an $81,000 sales commission in connection with the 1994 sale of Pacesetter Apartments. The sales commission was paid in 1995.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other partnerships affiliated with the General Partner if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership had $50,000 of outstanding borrowings under the facility at December 31, 1993. The $50,000 was repaid in 1994. Borrowings from the facility are unsecured, due on demand and accrue interest at the prime lending rate of Bank of America plus 1%. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings. This commitment will terminate on March 30, 1997.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:


                                                                 For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994               1993
                                                        ---------          ---------          ---------
Property management fees -
   affiliates..............................             $  79,474          $  72,765          $  92,490
Charged to general and
   administrative - affiliates:
   Partnership administration..............                80,597             66,285            104,714
Charged to gain on disposition
   of real estate:
   Brokerage commission....................                     -             81,000                  -
                                                         --------           --------           --------

                                                        $ 160,071         $  220,050          $ 197,204
                                                         ========          =========           ========

Payable to affiliates - General Partner at December 31, 1995 consists of property management fees and reimbursable administrative costs. Payable to affiliates - General Partner at December 31, 1994 consists of brokerage commissions, property management fees and reimbursable administrative costs. All amounts are due and payable from current operations.

NOTE 3 - TAXABLE INCOME
-----------------------

McNeil Pacific Investors Fund 1972 is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The Partnership's net assets and liabilities for financial reporting purposes exceeded the net assets and liabilities for tax purposes by $1,948,374 in 1995, $1,973,149 in 1994 and $1,490,685 in 1993.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The Partnership recorded the Palm Bay (formerly Greentree) and Pacesetter mortgage notes receivable as in-substance foreclosures on June 21, 1991 and September 30, 1991, respectively. The Partnership began recording rental revenues and expenses of the properties as of the dates of the in-substance foreclosures. The Partnership began recording cash flows from operating activities as of the dates the properties were foreclosed, May 28, 1992 for Palm Bay Apartments and January 7, 1993 for Pacesetter Apartments.

The Partnership had limited financial resources to fund capital improvements and refurbishments that the General Partner considered necessary to restore the properties to their proper operating condition. The availability of additional mortgage financing or loans from affiliates was also questionable. Without the needed capital improvements and refurbishments, it was doubtful the properties would have been able to generate operating income sufficient to support the carrying value of the properties. Due to the uncertainty of how the Partnership would fund needed capital improvements and refurbishments, the General Partner concluded that the value of the properties had been permanently impaired. Therefore, on June 30, 1993, the Partnership wrote down the carrying value of Palm Bay Apartments by $800,000 and Pacesetter Apartments by $1,900,000 to state the properties at their estimated realizable values.

During the fourth quarter of 1993, it became apparent that the Partnership's cash resources would be exhausted before operations at Pacesetter Apartments could be restored to a level that would be adequate to pay required debt service payments on the Pacesetter mortgage note. The General Partner determined that it would be in the best interest of the Partnership to sell Pacesetter Apartments. On March 17, 1994, the property was sold (See Note 6 - "Disposition of Real Estate Investment").

The basis and accumulated depreciation of the Partnership's real estate investment at December 31, 1995 and 1994, is set forth in the following table:


                                                  Buildings and       Accumulated       Net Book
      1995                         Land           Improvements        Depreciation        Value
      ----                      -------------     -------------      -------------     -----------
Palm Bay
   Orlando, FL                  $   2,336,000     $ 5,010,483        $ (1,010,990)     $ 6,335,493
                                 ============      ==========         ===========       ==========


                                                   Buildings and      Accumulated       Net Book
       1994                         Land           Improvements       Depreciation        Value
       ----                     -------------     --------------     -------------     -----------

Palm Bay                        $   2,336,000     $ 4,569,577        $   (666,496)     $ 6,239,081
                                 ============      ==========         ===========       ==========

NOTE 5 - MORTGAGE NOTE PAYABLE
------------------------------

The following table sets forth the Partnership's mortgage note at December 31, 1995 and 1994. The mortgage note is secured by the Partnership's real estate investment.

                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/                       December 31,
Property                 Position    (a)  Rates %      Maturity Date (c)           1995            1994
--------                 ---------------  -------      -----------------      -------------    ------------
Palm Bay                 First             8.750       $26,775  06/97(b)      $   2,161,204    $  2,287,341
                                                                               ============     ===========

(a)     The debt is non-recourse to the Partnership.

(b) The Palm Bay mortgage note matures in June 1997. At that time, a balloon payment of approximately $1,975,000 will be due.

(c) Principal maturities of the mortgage note after December 31, 1995, are as follows:

                  1996....................................        $   137,627
                  1997....................................          2,023,577
                                                                   ----------

                                                                  $ 2,161,204
                                                                   ==========

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $2,101,900 at December 31, 1995.

As indicated above, the mortgage note is secured by the Partnership's only property and is due and payable on June 1, 1997. Management's current projections indicate that there will not be sufficient cash flow from operations to fund that obligation. Management is currently analyzing the Partnership's options, including refinancing the mortgage note or marketing the property for sale.

NOTE 6 - DISPOSITION OF REAL ESTATE INVESTMENT
----------------------------------------------

On March 17, 1994, the Partnership sold its investment in Pacesetter Apartments to an unaffiliated buyer for a cash sales price of $4,050,000. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                                    Gain on Sale            Cash Proceeds
                                                                  -----------------       -----------------

       Sales price........................................        $      4,050,000        $      4,050,000
       Selling costs......................................                (300,692)               (300,692)
       Basis of real estate sold..........................              (3,174,607)
                                                                   ---------------

       Gain on sale.......................................        $        574,701
                                                                   ===============
                                                                                           ---------------
       Proceeds from sale of real estate..................                                       3,749,308
       Retirement of mortgage note........................                                      (2,094,135)
                                                                                           ---------------

       Net cash proceeds..................................                                $      1,655,173
                                                                                           ===============

NOTE 7 - LEGAL PROCEEDINGS
--------------------------

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November  7, 1995,  High River  filed  a   second  complaint  with   the
     District Court which alleges, inter alia, that   McNeil  Partners,  L.P.'s
     (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act
     of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General
     Partner has charged these  partnerships  excessive   fees.   High  River's
     complaint seeks, inter alia,   preliminary  injunctive   relief   requiring
     the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and
     attorneys' fees. On January 31, 1996, this action was dismissed without prejudice.

3)   Robert Lewis v. McNeil Partners, L.P.,   McNeil   Investors,  Inc.,  Robert
     A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) -
     Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 3, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 4, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 4, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

5) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 5, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

NOTE 8 - PRO FORMA DISCLOSURE (UNAUDITED)
-----------------------------------------

The following pro forma information for the years ended December 31, 1994 and 1993 reflects the results of operations of the Partnership as if the sale of Pacesetter Apartments had occurred as of January 1, 1993. The pro forma information is not necessarily indicative of the results of operations that actually would have occurred or those which might be expected to occur in the future.

                                                                            For the Years Ended December 31,
                                                                         -------------------------------------
                                                                               1994                  1993
                                                                         ----------------       --------------
       Total revenues.....................................               $     1,287,125        $   1,209,697
       Net loss...........................................                       (77,885)          (1,027,901)
       Net loss per limited partnership unit..............                         (5.66)              (74.51)

                       McNEIL PACIFIC INVESTORS FUND 1972
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1995


                                                                                   Cumulative           Costs
                                                      Initial Cost (b)             Write-down        Capitalized
                           Related (b)                         Buildings and     and Permanent        Subsequent
Description                Encumbrances           Land          Improvements       Impairment       To Acquisition
-----------                ------------           ----         -------------     -------------      --------------

Apartments:
Palm Bay Apartments
   Orlando, FL             $    2,161,204    $    2,336,000    $    4,214,000     $   (800,000)    $   1,596,483
                            =============     =============     =============      ===========      ============



(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.


































                     See accompanying notes to Schedule III.

                       McNEIL PACIFIC INVESTORS FUND 1972
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1995

                                            Gross Amount at
                                     Which Carried at Close of Period                 Accumulated
                                                 Buildings and                        Depreciation
Description                         Land          Improvements        Total (a)      and Amortization
-----------                         ----         -------------        ---------      ----------------

Apartments:
Palm Bay Apartments
   Orlando, FL                $    2,336,000     $    5,010,483   $      7,346,483    $   (1,010,990)
                               =============      =============    ===============     =============



(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $10,653,153 and accumulated depreciation was $940,317 December 31, 1995.



























                     See accompanying notes to Schedule III.

                       McNEIL PACIFIC INVESTORS FUND 1972
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1995



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
Apartments:

Palm Bay Apartments
   Orlando, FL                  1974                        06/91                   2-25

































                                      See accompanying notes to Schedule III.

                       McNEIL PACIFIC INVESTORS FUND 1972

                              NOTES TO SCHEDULE III

               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION


A summary of activity for the Partnership's real estate investments and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993 is as follows:


                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1995               1994               1993
                                                   --------------     --------------    ---------------
Real estate investments:

Balance at beginning of year...............        $    6,905,577     $    6,257,807    $    11,952,287

Write-down for permanent
   impairment of real estate...............                     -                  -         (2,700,000)

Improvements...............................               440,906            647,770            466,547

Reclassification to asset held
   for sale................................                     -                  -         (3,461,027)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    7,346,483     $     6,905,577   $     6,257,807
                                                    =============      ==============    ==============


Accumulated depreciation:

Balance at beginning of year...............        $      666,496     $       443,333   $       423,615

Depreciation...............................               344,494             223,163*          271,476

Reclassification to asset held
   for sale................................                     -                   -          (251,758)
                                                    -------------      --------------    --------------

Balance at end of year.....................        $    1,010,990     $       666,496    $        443,333
                                                    =============      ==============     ===============


* Amount excludes depreciation on Pacesetter Apartments which was classified as an asset held for sale throughout the year.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------      -----------------------------------------------------------
             AND FINANCIAL DISCLOSURE
             ------------------------

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:


                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Robert A. McNeil,              75       Mr.  McNeil  is also  Chairman  of the Board and  Director  of McNeil  Real
Chairman of the                         Estate  Management,  Inc.  ("McREMI")  which is an affiliate of the General
Board and Director                      Partner.  He has held the foregoing  positions  since the formation of such entity  in  1990.  Mr.  McNeil  received  his  B.A.  degree  from  Stanford
                                        University  in 1942 and his  L.L.B.  degree  from  Stanford  Law  School in
                                        1948. He is a member of the State Bar of  California  and has been involved in  real  estate  financing  since  the  late  1940's  and in  real  estate acquisitions,  syndications  and  dispositions  since 1960. From 1986 until active  operations of McREMI and McNeil  Partners,  L.P.  began in February
                                        1991,  Mr.  McNeil was a private  investor.  Mr.  McNeil is a member of the
                                        International  Board of Directors  of the Salk  Institute,  which  promotes research in improvements in health care.

Carole J. McNeil               52       Mrs.  McNeil is  Co-Chairman,  with  husband  Robert A.  McNeil,  of McNeil
Co-Chairman of the                      Investors,  Inc.  Mrs.  McNeil has twenty years of real estate  experience,
Board                                   most  recently  as a  private  investor  from  1986 to 1993.  In 1982,  she
                                        founded Ivory & Associates, a commercialreal  estate   brokerage   firm  in
                                        San Francisco,  CA. Prior to that, she was a   commercial    real    estate
                                        associate  with the  Madison  Company  and,    earlier, a commercial  sales
                                        associate and analyst with   Marcus  and  Millichap   in     San Francisco.
                                        In   1978,    Mrs.      McNeil   established   Escrow   Training   Centers,
                                        California's   first   accredited commercial training   program  for  title
                                        company escrow  officers and real     estate     agents    needing  college
                                        credits to qualify for brokerage  licenses.  She  began   in    real estate
                                        as Manager and Marketing Director  of   Title    Insurance     and    Trust
                                        in Marin County,  CA. Mrs.   McNeil    serves    on    the    International
                                        Board of Directors of the Salk Institute.



                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Donald K. Reed,                50       Mr. Reed is  President,  Chief  Executive  Officer  and  Director of McREMI
Director, President,                    which is an affiliate of the General  Partner.  Prior to joining  McREMI in
and Chief Executive                     March 1993, Mr. Reed was President,  Chief  Operating  Officer and Director
Officer                                 of Duddlesten Management Corporation and Duddlesten Realty Advisors,  Inc.,
                                        with  responsibility  for  a  management portfolio   of    office,  retail,
                                        multi-family and mixed-use land projects representing  $2 billion in  asset
                                        value. He was  also  Chief  Operating  Officer, Director  and   member   of
                                        the  Executive Committee of all Duddlesten  affiliates.  Mr.  Reed  started with the  Duddlesten companies  in 1976 and served as Senior Vice President
                                        and  Chief   Financial Officer and as Executive  Vice President and   Chief
                                        Operating    Officer   of Duddlesten Management   Corporation   before  his
                                        promotion to President in 1982.  He was   President   and  Chief  Operating
                                        Officer of Duddlesten  Realty  Advisors, Inc.,  which  has been  engaged in
                                        real estate   acquisitions,   marketing   and   dispositions,  since    its
                                        formation  in 1989.

Ron K. Taylor                  38       Mr.  Taylor  is a Senior  Vice  President  of  McREMI  and has been in this capacity since McREMI commenced  active  operations in 1991. He also serves as Acting  Chief  Financial  Officer  of McREMI  since the  resignation  of
                                        Robert C. Irvine on January 31, 1996.  Mr. Taylor is primarily  responsible for Asset Management functions at McREMI,  including property dispositions, commercial  leasing,  real estate finance and portfolio  management.  Prior to joining  McREMI,  Mr. Taylor served as an Executive Vice President for a national  syndication/property  management  company.  Mr.  Taylor  has been involved in the real estate industry since 1983.


Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

(A)      Security ownership of certain beneficial owners.

         No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Partnership's securities with the exception of the following:

         1. The General Conference Corporation of Seventh Day Adventists, 12501 Old Columbia Pike, Silver Spring, Maryland, 20904, owns 950 (6.9%) of the Partnership's Units as of February 29, 1996.

         2. A group of ten limited partnerships affiliated with Liquidity Financial Corporation, all of whose outstanding stock is owned by Richard G. Wollack and Brent R. Donaldson, 2200 Powell Street, Suite 700, Emeryville, California, 94608, collectively own 840 (6.1%) of the Partnership's Units as of February 29, 1996.

(B)      Security ownership of management.

         The General Partner and the officers and directors of its general partner collectively own 50 Units, which is less than 1% of Units outstanding.

(C)      Change in control.

         None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred for the year ended December 31, 1995.

The Partnership pays property management fees equal to 6% of gross rental receipts of the Partnership's property to McREMI for providing property management and leasing services for the Partnership's property. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1995, the Partnership paid or accrued $160,071 in property management fees and reimbursements.

The General Partner is entitled to receive a sales commission as compensation for selling Partnership property equal to the lesser of 4% of the sales price of the property sold or the customary fee charged by independent brokers in the area where the property is located. During 1995, the Partnership paid an $81,000 commission to the General Partner in connection with the 1994 sale of Pacesetter Apartments.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other partnerships affiliated with the General Partner if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership had $50,000 of outstanding borrowings under the facility at December 31, 1993. The $50,000 was repaid during 1994. Borrowings from the facility are unsecured, due on demand and accrue interest at the prime lending rate of Bank of America plus 1%. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings. This commitment will terminate on March 30, 1997.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 2 - "Transactions with Affiliates."

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------     -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)           Exhibits
              --------

              The following exhibits are incorporated by reference and are an integral part of this Form 10-K.

              Exhibit
              Number                  Description
              -------                 -----------

              3.1                     Restated  Certificate  and  Agreement   of
                                      Limited  Partnership dated   as   of March
                                      8, 1972.  (1)

              3.2                     Amendment  to  Restated   Certificate  and
                                      Agreement     of   Limited     Partnership
                                      dated as of March 30, 1992.  (3)

              10.1                    Mortgage     Note,  dated   March 9, 1975,
                                      between  McNeil Pacific    Investors  Fund
                                      1972 and John Hancock    Life    Insurance
                                      Company.  (2)

              10.2                    Property  Management  Agreement,  dated as
                                      of   October     1, 1993, between   McNeil
                                      Pacific Investors     Fund 1972 and McNeil
                                      Real Estate Management, Inc.  (3)

              10.3                    Revolving    Credit      Agreement,  dated
                                      August 6,  1991  between McNeil  Partners,
                                      L.P. and McNeil   Pacific   Investors Fund
                                      1972.  (3)

              10.4                    Amendment    of    Property     Management
                                      Agreement,  dated January 1, 1995, between
                                      McNeil  Pacific  Investors  Fund  1972 and
                                      McNeil Real Estate Management, Inc. (4)

              10.5                    Modification  Agreement,  dated  effective
                                      June 1, 1992, between M R   Partners, Inc.
                                      and John Hancock  Mutual    Life Insurance
                                      Company (4)

              Exhibit
              Number                  Description
              -------                 -----------

              11.                     Statement   regarding   computation of Net
                                      Income per  Limited  Partnership Unit (see
                                      Note 1 to Financial Statements).

                           (1)        Incorporated  by  reference  to the Annual
                                      Report of McNeil  Pacific  Investors  Fund
                                      1972 on Form  10-K  for the  period  ended
                                      December  31,  1990,  as  filed  with  the
                                      Securities  and  Exchange   Commission  on
                                      March 29, 1991.

                           (2)        Incorporated  by  reference  to the Annual
                                      Report of McNeil  Pacific  Investors  Fund
                                      1972 (Commission file number 0-7162), on Form 10-K for the period ended December
                                      31, 1991, as filed with the Securities and Exchange Commission on March 30, 1992.

                           (3)        Incorporated  by  reference  to the Annual
                                      Report of McNeil  Pacific  Investors  Fund
                                      1972 (Commission file number 0-7162), on Form 10-K for the period ended December
                                      31, 1993, as filed with the Securities and Exchange Commission on March 30, 1994.

                           (4)        Incorporated  by  reference  to the Annual
                                      Report of McNeil  Pacific  Investors  Fund
                                      1972 (Commission file number 0-7162), on Form 10-K for the period ended December
                                      31, 1994, as filed with the Securities and Exchange Commission on March 30, 1995.

              27.                     Financial Data Schedule for the year ended
                                      December 31, 1995.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                       McNEIL PACIFIC INVESTORS FUND 1972
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   McNEIL PACIFIC INVESTORS FUND 1972


                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



March 29, 1996                                     By:  /s/  Robert A. McNeil
--------------                                        -------------------------------------------------
Date                                                    Robert A. McNeil
                                                        Chairman of the Board and Director
                                                        (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 29, 1996                                     By:  /s/  Donald K. Reed
--------------                                         -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Director of McNeil Investors, Inc.




March 29, 1996                                     By:  /s/  Ron K. Taylor
--------------                                         -------------------------------------------------
Date                                                    Ron K. Taylor
                                                        Acting Chief Financial Officer
                                                            of McNeil Investors, Inc.


March 29, 1996                                     By:  /s/  Brandon K. Flaming
--------------                                         -------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                           Management, Inc.

