Form 10-Q
period 1996-03-31
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1996-05-14
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended        March 31, 1996
                         -------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-7162





                       MCNEIL PACIFIC INVESTORS FUND 1972
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





        California                                    94-6279375
- --------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)



              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
- --------------------------------------------------------------------------------
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

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                          March 31,          December 31,
                                                                            1996                 1995
                                                                       ---------------     ---------------
ASSETS
- ------
Real estate investment:
   Land.....................................................           $     2,336,000     $     2,336,000
   Buildings and improvements...............................                 5,034,042           5,010,483
                                                                        --------------      --------------
                                                                             7,370,042           7,346,483
   Less:  Accumulated depreciation..........................                (1,106,666)         (1,010,990)
                                                                        --------------      --------------
                                                                             6,263,376           6,335,493

Cash and cash equivalents...................................                   522,778             523,389
Cash segregated for security deposits.......................                    50,117              43,885
Accounts receivable.........................................                       565               3,849
Prepaid expenses and other assets...........................                    22,548              23,220
Escrow deposits.............................................                    73,738              49,353
Deferred borrowing costs, net of accumulated amorti-
   zation of $39,816 and $37,220 at March 31, 1996
   and December 31, 1995, respectively......................                    12,118              14,714
                                                                        --------------      --------------

                                                                       $     6,945,240     $     6,993,903
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Mortgage note payable.......................................           $     2,127,914     $     2,161,204
Accounts payable............................................                    14,147              20,363
Accrued interest............................................                    15,516              10,076
Accrued property taxes......................................                    28,974                   -
Other accrued expenses......................................                     4,414              24,853
Payable to affiliates - General Partner.....................                    13,986              15,227
Security deposits and deferred rental revenue...............                    65,785              47,198
                                                                        --------------      --------------
                                                                             2,270,736           2,278,921
                                                                        --------------      --------------

Partners' equity:
   Limited  partners - 15,000 limited partnership units
     authorized;  13,752.5 limited partnership units
     issued and outstanding.................................                 4,364,560           4,405,038
   General Partner..........................................                   309,944             309,944
                                                                        --------------      --------------
                                                                             4,674,504           4,714,982
                                                                        --------------      --------------

                                                                       $     6,945,240     $     6,993,903
                                                                        ==============      ==============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                        ----------------------------------
                                                                             1996                1995
                                                                        --------------      --------------
Revenue:
   Rental revenue...................................                    $      390,949      $      374,979
   Interest.........................................                             6,550               8,969
                                                                         -------------       -------------
     Total revenue..................................                           397,499             383,948
                                                                         -------------       -------------

Expenses:
   Interest.........................................                            55,071              52,188
   Depreciation.....................................                            95,676              77,844
   Property taxes...................................                            28,974              29,475
   Personnel expenses...............................                            72,786              56,458
   Utilities........................................                            16,879              21,551
   Repair and maintenance...........................                            87,105              65,878
   Property management fees - affiliates............                            23,867              21,372
   Other property operating expenses................                            30,198              44,023
   General and administrative.......................                            10,435               8,122
   General and administrative - affiliates..........                            16,986              20,730
                                                                         -------------       -------------
     Total expenses.................................                           437,977             397,641
                                                                         -------------       -------------

Net loss............................................                    $      (40,478)     $      (13,693)
                                                                         =============       =============

Net loss allocated to limited partners..............                    $      (40,478)     $      (13,693)
Net loss allocated to General Partner...............                                 -                   -
                                                                         -------------       -------------

Net loss............................................                    $      (40,478)     $      (13,693)
                                                                         =============       =============

Net loss per Limited Partnership Unit...............                    $        (2.94)     $        (1.00)
                                                                         =============       =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                         STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995

                                                                                                     Total
                                                     General                  Limited              Partners'
                                                     Partner                 Partners               Equity
                                                 --------------          --------------        --------------
Balance at December 31, 1994..............       $      309,944          $    4,690,924        $    5,000,868

Net loss..................................                    -                 (13,693)              (13,693)
                                                  -------------           -------------         -------------

Balance at March 31, 1995.................       $      309,944          $    4,677,231        $    4,987,175
                                                  =============           =============         =============


Balance at December 31, 1995..............       $      309,944          $    4,405,038        $    4,714,982

Net loss..................................                    -                 (40,478)              (40,478)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $      309,944          $    4,364,560        $    4,674,504
                                                  =============           =============         =============














The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Decrease in Cash and Cash Equivalents


                                                                                Three Months Ended
                                                                                      March 31,
                                                                        -----------------------------------
                                                                              1996               1995
                                                                        ---------------     ---------------
Cash flows from operating activities:
   Cash received from tenants.......................                    $      405,624      $      351,291
   Cash paid to suppliers...........................                          (242,422)           (168,845)
   Cash paid to affiliates..........................                           (42,094)           (119,369)
   Interest received................................                             6,550               8,969
   Interest paid....................................                           (47,035)            (66,270)
   Property taxes paid and escrowed.................                           (24,385)              5,011
                                                                         --------------      -------------

Net cash provided by operating activities...........                            56,238              10,787
                                                                         -------------       -------------

Cash flows from investing activities:
   Additions to real estate investments.............                           (23,559)           (186,580)
                                                                         -------------       -------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable........................................                           (33,290)            (40,830)
                                                                         -------------       -------------

Net decrease in cash and cash equivalents...........                              (611)           (216,623)

Cash and cash equivalents at beginning
   of period........................................                           523,389           1,062,361
                                                                         -------------       -------------

Cash and cash equivalents at end of period..........                    $      522,778      $      845,738
                                                                         =============       =============





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities


                                                                                Three Months Ended
                                                                                      March 31,
                                                                        -----------------------------------
                                                                              1996                1995
                                                                        ---------------     ---------------
Net loss............................................                    $      (40,478)     $      (13,693)
                                                                         -------------       -------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation.....................................                            95,676              77,844
   Amortization of deferred borrowing costs.........                             2,596               2,597
   Changes in assets and liabilities:
     Cash segregated for security deposits..........                            (6,232)            (10,478)
     Accounts receivable............................                             3,284             (29,201)
     Prepaid expenses and other assets..............                               672               3,053
     Escrow deposits................................                           (24,385)              5,017
     Accounts payable...............................                            (6,216)             71,725
     Accrued interest...............................                             5,440             (16,679)
     Accrued property taxes.........................                            28,974              29,469
     Other accrued expenses.........................                           (20,439)            (29,668)
     Payable to affiliates - General Partner........                            (1,241)            (77,267)
     Security deposits and deferred rental
       revenue......................................                            18,587              (1,932)
                                                                         -------------       -------------
       Total adjustments............................                            96,716              24,480
                                                                         -------------       -------------

Net cash provided by operating activities...........                    $       56,238      $       10,787
                                                                         =============       =============






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                          Notes To Financial Statements
                                   (Unaudited)

                                 March 31, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Pacific Investors Fund 1972, c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- -------

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred during the three month period ended March 31, 1996 and 1995.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                                Three Months Ended
                                                                                      March 31,
                                                                        ----------------------------------
                                                                              1996               1995
                                                                        --------------      --------------
Property management fees - affiliates...............                    $       23,867      $       21,372
Charged to general and administrative -
   affiliates:
   Partnership administration.......................                            16,986              20,730
                                                                         -------------       -------------

                                                                        $       40,853      $       42,102
                                                                         =============       =============

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

Since the sale of Pacesetter Apartments in 1994, the focus of the Partnership's efforts have been directed to the renovation program at Palm Bay Apartments (formerly known as Greentree Apartments). During 1994 and 1995, the Partnership completed capital improvements totaling $1,088,676. The Partnership's emphasis in 1996 will be to improve the rental and occupancy rates at Palm Bay Apartments. Although the occupancy rate at Palm Bay Apartments has improved, the Partnership has not been able to increase rental rates at Palm Bay Apartments as quickly as had been hoped.

RESULTS OF OPERATIONS
- ---------------------

Revenues:

Rental revenues increased $15,970 or 4.3% for the first three months of 1996 compared to the first three months of 1995. The Partnership implemented small rental rate increases at Palm Bay Apartments. Meanwhile, vacancy losses have started a downward trend as occupancy rates are beginning to improve. Occupancy at the end of the first quarter improved to 93.4%, up from 85.5% at the end of 1995.

The Partnership has not been able to increase occupancy rates or base rental rates as quickly as was hoped. Several apartment communities in the immediate area have also undergone major rehabilitation, and several of the competing apartment communities are able to offer their units at rates that have been subsidized by various government programs. The effect of the competition has restricted the increase in rental revenue that was otherwise expected from Palm Bay Apartments. Management has implemented various marketing strategies to increase occupancy and improve the revenue growth of the property.

Expenses:

Partnership expenses increased $40,336 or 10.1% for the three months ended March 31, 1996. Increased expenses were concentrated in depreciation, personnel expenses, and repair and maintenance expenses.

The largest increase, on both an absolute and percentage basis, was the increase in repair and maintenance expense. For the three months ended March 31, 1996, repair and maintenance expense increased $21,227 or 32%. Increased expenses for grounds maintenance and appliance replacements were the principal reasons for the increase.

Personnel expenses increased $16,328 or 29% for the first three months of 1996. The Partnership has increased the level of staffing at Palm Bay Apartments in an effort to provide a higher level of service to the tenants of Palm Bay Apartments. One of the strategies the Partnership is using the differentiate itself in the local market is to provide a greater level of services to its tenants.

Depreciation increased $17,832 or 23% for the first three months of 1996. In 1994 and 1995, the Partnership placed in service approximately $1.08 million of capital improvements at Palm Bay Apartments. These capital improvements have increased the depreciation expense incurred by the property. The new improvements are generally being depreciated over lives ranging from five to ten years.

Increases in repair and maintenance, personnel expenses and depreciation were partially offset by a $13,825 or 31% decrease in other property operating expenses. Most of the decrease is due to a reduction in bad debt expenses incurred by the Partnership. In addition to improving Palm Bay's occupancy rate, management is simultaneously increasing the credit rating requirements of tenants leasing units at Palm Bay. The improved credit requirements have helped to reduce bad debts incurred at the property.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash flows generated by operating activities of the Partnership were $56,238 for the first three months of 1996, compared to $10,787 for the first three months of 1995. The Partnership anticipates that the capital renovation projects at Palm Bay Apartments will continue to yield improved cash flow from operations as the restored and refurbished units are leased to new tenants. However, cash flow from Palm Bay Apartments will not be sufficient to fund all Partnership operating expenses and debt service requirements until the occupancy rate of Palm Bay Apartments improves. For the balance of 1996, the Partnership will use its cash reserves to fund debt service requirements if cash flows from operations are insufficient.

Cash flows used in investing activities decreased to $23,559 from $186,580. The capital renovation program at Palm Bay Apartments is complete. The Partnership's capital improvement budget for 1996 forward should remain substantially below the amounts incurred in 1995 and 1994.

The financing activities of the Partnership consist of the repayment of the Palm Bay mortgage note through monthly debt service payments. These payments are scheduled to gradually increase until June 1997, when the Palm Bay mortgage note matures.

Short Term Liquidity:

At March 31, 1996, the Partnership held $522,778 of cash and cash equivalents, down only $611 from the balance at the end of 1995. The General Partner considers the Partnership's cash reserves adequate for anticipated Partnership operations for the balance of 1996.

Long Term Liquidity:

For the long term, property operations will remain the primary source of funds. While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations may deteriorate. The General Partner expects that the capital improvements at Palm Bay Apartments will yield improved cash flow from operations in 1996. The Partnership has budgeted $90,000 of capital improvements for 1996. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's property.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. However, there is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of March 31, 1996, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings. This commitment will terminate on March 30, 1997.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         3. Restated Certificate and Agreement of Limited Partnership dated of March 8, 1972. (1)

         4. Amendment to Restated Certificate and Agree-ment of Limited Partnership dated March 30, 1992. (2)

         11.                       Statement    regarding   computation  of  net
                                   income  per  limited  partnership  unit:  Net
                                   income per limited partnership unit is computed by dividing net income allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 13,752.5 limited partnership units out-standing in 1996 and 1995.

         27.                       Financial Data Schedule for the quarter ended
                                   March 31, 1996.

      (1) Incorporated by reference to the Annual Report of Registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

      (2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                       McNEIL PACIFIC INVESTORS FUND 1972

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                McNEIL PACIFIC INVESTORS FUND 1972

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



May 14, 1996                         By: /s/ Donald K. Reed
- -------------------                      ---------------------------------------
Date                                     Donald K. Reed
                                         President and Chief Executive Officer



May 14, 1996                         By: /s/ Ron K. Taylor
- -------------------                      ---------------------------------------
Date                                     Ron K. Taylor
                                         Acting Chief Financial Officer of
                                          McNeil Investors, Inc.



May 14, 1996                         By: /s/ Brandon K. Flaming
- -------------------                      ---------------------------------------
Date                                     Brandon K. Flaming
                                         Chief Accounting Officer of McNeil
                                          Real Estate Management, Inc.