Form 10-Q
period 1996-06-30
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1996-08-14
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934


    For the period ended             June 30, 1996
                        --------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-7162
                           --------



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




              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
- --------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)



Registrant's telephone number, including area code         (214) 448-5800
                                                   -----------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL PACIFIC INVESTORS FUND 1972
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,          December 31,
                                                                            1996                 1995
                                                                       ----------------    ---------------
ASSETS
- ------
Real estate investment:
   Land.....................................................           $     2,336,000     $     2,336,000
   Buildings and improvements...............................                 5,109,622           5,010,483
                                                                        --------------      --------------
                                                                             7,445,622           7,346,483
   Less:  Accumulated depreciation..........................                (1,204,987)         (1,010,990)
                                                                        --------------      --------------
                                                                             6,240,635           6,335,493

Cash and cash equivalents...................................                   532,900             523,389
Cash segregated for security deposits.......................                    56,586              43,885
Accounts receivable.........................................                       469               3,849
Prepaid expenses and other assets...........................                    23,210              23,220
Escrow deposits.............................................                    98,822              49,353
Deferred borrowing costs, net of accumulated amorti-
   zation of $42,413 and $37,220 at June 30, 1996
   and December 31, 1995, respectively......................                     9,521              14,714
                                                                        --------------      --------------

                                                                       $     6,962,143     $     6,993,903
                                                                        ==============      ==============
LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Mortgage note payable.......................................           $     2,093,890     $     2,161,204
Accounts payable............................................                     4,268              20,363
Accrued interest............................................                    15,268              10,076
Accrued property taxes......................................                    57,948                   -
Other accrued expenses......................................                    12,723              24,853
Payable to affiliates - General Partner.....................                    14,521              15,227
Security deposits and deferred rental revenue...............                    59,150              47,198
                                                                        --------------      --------------
                                                                             2,257,768           2,278,921
                                                                        --------------      --------------
Partners' equity:
   Limited partners - 15,000 limited partnership units
     authorized;  13,752.5 limited partnership units
     issued and outstanding.................................                 4,394,431           4,405,038
   General Partner..........................................                   309,944             309,944
                                                                        --------------      --------------
                                                                             4,704,375           4,714,982
                                                                        --------------      --------------

                                                                       $     6,962,143     $     6,993,903
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                      Six Months Ended
                                                 June 30,                               June 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------     --------------    --------------     --------------
Revenue:
   Rental revenue................     $      425,396     $      338,055    $      816,345     $      713,034
   Interest......................              4,611             13,845            11,161             22,814
                                       -------------      -------------     -------------      -------------
     Total revenue...............            430,007            351,900           827,506            735,848
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             48,650             45,829           103,721             98,017
   Depreciation..................             98,321             84,776           193,997            162,620
   Property taxes................             28,974             29,475            57,948             58,950
   Personnel expenses............             63,798             63,987           136,584            120,445
   Utilities.....................             16,023             19,723            32,902             41,274
   Repair and maintenance........             73,441             92,133           160,546            158,011
   Property management
     fees - affiliates...........             24,614             19,091            48,481             40,463
   Other property operating
     expenses....................             38,029             44,073            68,227             88,096
   General and administrative....              5,942              6,713            16,377             14,835
   General and administrative -
     affiliates..................              2,344             19,824            19,330             40,554
                                       -------------      -------------     -------------      -------------
     Total expenses..............            400,136            425,624           838,113            823,265
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $       29,871     $      (73,724)   $      (10,607)    $      (87,417)
                                       =============      =============     =============      =============

Net income (loss) allocated
   to limited partners...........     $       29,871     $      (73,274)   $      (10,607)    $      (87,417)
Net income (loss) allocated
   to General Partner............                  -                  -                 -                  -
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $       29,871     $      (73,274)   $      (10,607)    $      (87,417)
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit..............     $         2.17     $        (5.33)   $        (0.77)    $        (6.36)
                                       =============      =============     =============      =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                         STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995


                                                                                                     Total
                                                     General                  Limited              Partners'
                                                     Partner                 Partners               Equity
                                                 --------------          ---------------       ---------------

Balance at December 31, 1994..............       $      309,944          $    4,690,924        $    5,000,868

Net loss..................................                    -                 (87,417)              (87,417)
                                                  -------------           -------------         -------------

Balance at June 30, 1995..................       $      309,944          $    4,603,507        $    4,913,451
                                                  =============           =============         =============


Balance at December 31, 1995..............       $      309,944          $    4,405,038        $    4,714,982

Net loss..................................                    -                 (10,607)              (10,607)
                                                  -------------           --------------        -------------

Balance at June 30, 1996..................       $      309,944          $    4,394,431        $    4,704,375
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

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                        -----------------------------------
                                                                              1996                1995
                                                                        ---------------     ---------------
Cash flows from operating activities:
   Cash received from tenants.......................                    $      817,642      $      678,765
   Cash paid to suppliers...........................                          (441,517)           (433,510)
   Cash paid to affiliates..........................                           (68,517)           (162,086)
   Interest received................................                            11,161              22,814
   Interest paid....................................                           (93,336)            (98,957)
   Property taxes paid and escrowed.................                           (49,469)            (22,300)
                                                                         -------------       -------------

Net cash provided by (used in) operating
   activities.......................................                           175,964             (15,274)
                                                                         -------------       -------------

Cash flows from investing activities:
   Additions to real estate investments.............                           (99,139)           (248,758)
                                                                         -------------       -------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable........................................                           (67,314)            (61,694)
                                                                         -------------       -------------

Net increase (decrease) in cash and
   cash equivalents.................................                             9,511            (325,726)

Cash and cash equivalents at beginning
   of period........................................                           523,389           1,062,361
                                                                         -------------       -------------

Cash and cash equivalents at end of period..........                    $      532,900      $      736,635
                                                                         =============       =============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

          Reconciliation of Net Loss to Net Cash Provided by (Used in)
                              Operating Activities


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                        -----------------------------------
                                                                              1996                1995
                                                                        ---------------     ---------------
Net loss............................................                    $      (10,607)     $      (87,417)
                                                                         -------------       -------------

Adjustments to reconcile net loss to
   net cash provided by (used in) operating
   activities:
   Depreciation.....................................                           193,997             162,620
   Amortization of deferred borrowing costs.........                             5,193               5,193
   Changes in assets and liabilities:
     Cash segregated for security deposits..........                           (12,701)             (3,095)
     Accounts receivable............................                             3,380              (5,755)
     Prepaid expenses and other assets..............                                10               2,685
     Escrow deposits................................                           (49,469)            (22,294)
     Accounts payable...............................                           (16,095)            (10,787)
     Accrued interest...............................                             5,192              (6,133)
     Accrued property taxes.........................                            57,948              58,944
     Other accrued expenses.........................                           (12,130)            (22,310)
     Payable to affiliates - General Partner........                              (706)            (81,069)
     Security deposits and deferred rental
       revenue......................................                            11,952              (5,856)
                                                                         -------------       -------------
       Total adjustments............................                           186,571              72,143
                                                                         -------------       -------------

Net cash provided by (used in) operating
   activities.......................................                    $      175,964      $      (15,274)
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

                                  June 30, 1996


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

NOTE 3.
- -------

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred during the six month periods ended June 30, 1996 and 1995.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                       Six Months Ended
                                                           June 30,
                                                    ---------------------
                                                      1996         1995
                                                    ---------    --------

Property management fees - affiliates.......        $  48,481    $ 40,463
Charged to general and administrative -
   affiliates:
   Partnership administration...............           19,330      40,554
                                                     --------     -------

                                                    $  67,811    $ 81,017
                                                     ========     =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Since the sale of Pacesetter Apartments in 1994, the focus of the Partnership's efforts have been directed to the renovation program at Palm Bay Apartments (formerly known as Greentree Apartments). During 1994 and 1995, the Partnership completed capital improvements totaling $1,088,676. The Partnership's emphasis in 1996 has been to improve the rental and occupancy rates at Palm Bay Apartments. Although the occupancy rate at Palm Bay Apartments has improved, the Partnership has not been able to increase rental rates at Palm Bay Apartments as quickly as had been hoped.

RESULTS OF OPERATIONS
- ---------------------

Revenues:

Rental revenues at Palm Bay Apartments increased $87,341 and $103,311 or 25.8% and 14.5% for the three month and six month periods ended June 30, 1996 as compared to the similar periods of 1995. Although small rental rate increases have been implemented, most of the increase in rental revenues is from improved occupancy rates at the property. The occupancy rate at June 30 had improved to 95.1%, up from 85.5% at December 31, 1995.

Although occupancy rates are finally improving, the Partnership has not yet been able to increase base rental rates as quickly as had been hoped. Several apartment communities in the immediate area of Palm Bay Apartments have undergone major rehabilitation, and several competing apartment communities are able to offer their units at rates that are subsidized by various government programs. The effect of this competition has restricted expected increases in rental rates at Palm Bay Apartments. After occupancy rates stabilize in the mid-90% range, Management hopes to resume rental rate increases to improve the revenue growth of the property.

Expenses:

Partnership expenses decreased $25,488 or 6.0% in the second quarter of 1996 as compared to the second quarter of 1995. For the six month period ended June 30, expenses increased $14,848 or 1.8% in 1996 as compared to 1995. Increased expenses were concentrated in depreciation, personnel expenses, and property management fees.

Depreciation increased $31,377 or 19.3% for the first six months of 1996 as compared to the same period of 1995. In the twelve months ended June 30, 1996, the Partnership placed in service $291,284 of capital improvements at Palm Bay Apartments. These capital improvements have increased the depreciation expense incurred by the property. The new improvements are generally being depreciated over lives ranging from five to ten years.

Personnel expenses increased $16,139 or 13.4% for the first six months of 1996 as compared to the same period of 1995. The Partnership has increased the level of staffing at Palm Bay Apartments in an effort to provide a higher level of service to the tenants of Palm Bay Apartments. One of the strategies the Partnership is using the differentiate itself in the local market is to provide a greater level of services to its tenants.

Property management fees increased $8,018 or 19.8% for the first six months of 1996 as compared to the same period of 1995. Increased rental revenue caused a corresponding increase in property management fees which are based on a percentage of the revenue of the Partnership's property.

Besides the increased expenses discussed above, the Partnership incurred reduced expenses for utilities, other property operating expenses, and general and administrative expenses paid to affiliates. The increase in Palm Bay Apartments' occupancy rate resulted in a 20% reduction in utility expenditures. The Partnership's tenants pay for most of their own utilities. As the occupancy rate increases, there are fewer units incurring utility charges at the Partnership's expense. Other property operating expenses decreased 23% due to a reduction in bad debt expenses incurred by the Partnership. Finally, general and administrative expenses paid to affiliates decreased 52% due to a one-time downward adjustment in the amount of such expenses paid to the General Partner.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash generated by Partnership operating activities amounted to $175,964 for the first six months of 1996, an improvement over the $15,274 of cash used by operating activities during the first six months of 1995. The Partnership anticipates that the capital renovation projects at Palm Bay Apartments will continue to yield improved cash flow from operations as the restored and refurbished units are leased to new tenants. The General Partner anticipates that cash flow from operations for the balance of 1996 will be sufficient to fund Partnership operating expenses, debt service requirements, and budgeted capital improvements. If cash flows from operations are not sufficient to meet Partnership obligations, the Partnership will use its cash reserves to fund such deficits.

For the six months ended June 30, 1996, cash flows used in investing activities decreased to $99,139 from $248,758 in 1995. The capital renovation program at Palm Bay Apartments is complete. The Partnership's capital improvement budget for 1996 forward should remain substantially below the amounts incurred in 1995 and 1994.

The financing activities of the Partnership consist of the repayment of the Palm Bay mortgage note through monthly debt service payments. These payments are scheduled to gradually increase until June 1997, when the Palm Bay mortgage note matures.

Short Term Liquidity:

At June 30, 1996, the Partnership held $532,900 of cash and cash equivalents, up $9,511 from the balance at the end of 1995. The General Partner considers the Partnership's cash reserves adequate for anticipated Partnership operations for the balance of 1996.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. However, there is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of June 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings. This commitment will terminate on March 30, 1997.

Long Term Liquidity:

For the long term, property operations will remain the primary source of funds. While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations may deteriorate. The General Partner expects that the capital improvements at Palm Bay Apartments will yield improved cash flow from operations in 1996. Most of the Partnership's budgeted capital improvement projects for 1996 have already been completed. If the Partnership's cash position deteriorates, the General Partner may elect to defer completion of capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's property.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

The class action lawsuit styled Robert Lewis vs. McNeil Partners, L.P., et. al., filed in the District Court of Dallas County, Texas has been voluntarily dismissed without prejudice by the respective plaintiffs in such action.

ITEM 5.  OTHER INFORMATION
- -------  -----------------

On August 5, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn ("Icahn"), and certain Icahn's affiliates, filed documents with the Securities and Exchange Commission disclosing that High River had entered into a letter agreement dated August 2, 1996 with the attorneys for the plaintiffs in the case styled James F. Schofield, et. al. ("Plaintiffs") v. McNeil Partners, L.P., et. al. The letter agreement provided, among other things, that (i) High River will commence, as soon as possible, but in no event more than six months, a tender offer for any and all of the outstanding Units of the Partnership and other affiliated partnerships (the "Partnerships") at a price that is not less than 75% of the estimated liquidation value of the Units (as determined by utilizing the same methodology that was used to determine the liquidation values in High River's previous tender offers for the Partnerships, as previously disclosed), which tender offer may be subject to such other terms and conditions as High River determines in its sole discretion; (ii) in the event that High River attains the position of general partner in any of the
Partnerships: (a) High River will take all actions necessary to cause a 25% reduction of fees of such Partnerships, (b) High River will not cause such Partnerships to take any action to discontinue the litigation with respect to receivable claims and (c) High River and Plaintiffs' counsel will in good faith execute an appropriate Stipulation of Settlement based upon the terms of the letter agreement, which stipulation shall not include a settlement or provide a release of the receivable claims; and (iii) from and after the date of the letter agreement, Plaintiffs' counsel agreed they will not enter into any settlement of the claims asserted in such litigation that does not provide for all consideration contained in a demand letter dated June 24, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         3.                         Restated   Certificate   and   Agreement  of
                                    Limited    Partnership  dated  of   March 8,
                                    1972. (1)

         4.                         Amendment to Restated Certificate and Agree-
                                    ment   of   Limited    Partnership     dated
                                    March 30, 1992. (2)

         11.                        Statement   regarding   computation  of  net
                                    income per  limited  partnership  unit:  Net
                                    income  per  limited   partnership  unit  is
                                    computed by dividing net income allocated to
                                    the  limited   partners  by  the  number  of
                                    limited  partnership units outstanding.  Per
                                    unit  information has been computed based on
                                    13,752.5    limited     partnership    units
                                    outstanding in 1996 and 1995.

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1996.

      (1) Incorporated by reference to the Annual Report of Registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

      (2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                       McNEIL PACIFIC INVESTORS FUND 1972

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              McNEIL PACIFIC INVESTORS FUND 1972

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner



August 14, 1996                    By:  /s/  Donald K. Reed
- ----------------------                 -----------------------------------------
Date                                   Donald K. Reed
                                       President and Chief Executive Officer



August 14, 1996                    By:  /s/  Ron K. Taylor
- ----------------------                 -----------------------------------------
Date                                   Ron K. Taylor
                                       Acting Chief Financial Officer of McNeil
                                       Investors, Inc.



August 14, 1996                    By: /s/  Brandon K. Flaming
- ----------------------                  ----------------------------------------
Date                                    Brandon K. Flaming
                                        Chief Accounting Officer of McNeil Real
                                        Estate Management, Inc.