Form 10-Q
period 1996-09-30
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1996-11-14
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended         September 30, 1996
                          ------------------------------------------------------


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




              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
            (Address of principal executive offices)        (Zip code)



Registrant's telephone number, including area code       (972) 448-5800
                                                   -----------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL PACIFIC INVESTORS FUND 1972
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1996                 1995
                                                                       ---------------     ----------------

ASSETS
------
Real estate investment:
   Land.....................................................           $             -     $     2,336,000
   Buildings and improvements...............................                         -           5,010,483
                                                                        --------------      --------------
                                                                                     -           7,346,483
   Less:  Accumulated depreciation..........................                         -          (1,010,990)
                                                                        --------------      --------------
                                                                                     -           6,335,493

Asset held for sale                                                          6,178,826                   -

Cash and cash equivalents...................................                   573,303             523,389
Cash segregated for security deposits.......................                    56,896              43,885
Accounts receivable.........................................                     1,832               3,849
Prepaid expenses and other assets...........................                    24,267              23,220
Escrow deposits.............................................                   124,255              49,353
Deferred borrowing costs, net of accumulated amorti-
   zation of $45,010 and $37,220 at September 30,
   1996 and December 31, 1995, respectively.................                     6,924              14,714
                                                                        --------------      --------------

                                                                       $     6,966,303     $     6,993,903
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgage note payable.......................................           $     2,059,117     $     2,161,204
Accounts payable............................................                       460              20,363
Accrued interest............................................                    15,014              10,076
Accrued property taxes......................................                    86,922                   -
Other accrued expenses......................................                    12,229              24,853
Payable to affiliates - General Partner.....................                    14,034              15,227
Security deposits and deferred rental revenue...............                    63,093              47,198
                                                                        --------------      --------------
                                                                             2,250,869           2,278,921
                                                                        --------------      --------------

Partners' equity:
   Limited  partners - 15,000 limited  partnership  units
     authorized;  13,752.5 limited partnership units
     issued and outstanding.................................                 4,405,490           4,405,038
   General Partner..........................................                   309,944             309,944
                                                                        --------------      --------------
                                                                             4,715,434           4,714,982
                                                                        --------------      --------------

                                                                       $     6,966,303     $     6,993,903
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                     Nine Months Ended
                                               September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $      437,221     $      328,653    $    1,253,566     $    1,041,687
   Interest......................              8,560             10,026            19,721             32,840
                                       -------------      -------------     -------------      -------------
     Total revenue...............            445,781            338,679         1,273,287          1,074,527
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             47,895             50,819           151,616            148,836
   Depreciation..................            100,119             89,268           294,116            251,888
   Property taxes................             28,974             29,475            86,922             88,425
   Personnel expenses............             68,873             63,403           205,457            183,848
   Utilities.....................             16,036             20,032            48,938             61,306
   Repair and maintenance........             84,174             86,828           244,720            244,839
   Property management
     fees - affiliates...........             25,965             18,739            74,446             59,202
   Other property operating
     expenses....................             34,340             48,354           102,567            136,450
   General and administrative....             14,769             41,219            31,146             56,054
   General and administrative -
     affiliates..................             13,577             19,469            32,907             60,023
                                       -------------      -------------     -------------      -------------
     Total expenses..............            434,722            467,606         1,272,835          1,290,871
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $       11,059     $     (128,927)   $          452     $     (216,344)
                                       =============      =============     =============      =============

Net income (loss) allocated
   to limited partners...........     $       11,059     $     (128,927)   $          452     $     (216,344)
Net income (loss) allocated
   to General Partner............                  -                  -                 -                  -
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $       11,059     $     (128,927)   $          452     $     (216,344)
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit..............     $          .80     $        (9.37)   $          .03     $       (15.73)
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

                       MCNEIL PACIFIC INVESTORS FUND 1972

                         STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995


                                                                                                     Total
                                                     General                  Limited              Partners'
                                                     Partner                 Partners               Equity
                                                 --------------          --------------        ---------------

Balance at December 31, 1994..............       $      309,944          $    4,690,924        $   5,000,868

Net loss..................................                    -                (216,344)             (216,344)
                                                  -------------           -------------         -------------

Balance at September 30, 1995.............       $      309,944          $    4,474,580        $    4,784,524
                                                  =============           =============         =============


Balance at December 31, 1995..............       $      309,944          $    4,405,038        $    4,714,982

Net income................................                    -                     452                   452
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $      309,944          $    4,405,490        $    4,715,434
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

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                        -----------------------------------
                                                                              1996                1995
                                                                        ---------------     ---------------
Cash flows from operating activities:
   Cash received from tenants.......................                    $    1,256,778      $    1,011,917
   Cash paid to suppliers...........................                          (664,713)           (681,391)
   Cash paid to affiliates..........................                          (108,546)           (199,961)
   Interest received................................                            19,721              32,840
   Interest paid....................................                          (138,888)           (147,411)
   Property taxes paid and escrowed.................                           (74,902)             19,246
                                                                         -------------       -------------

Net cash provided by operating activities...........                           289,450              35,240
                                                                         -------------       -------------

Cash flows from investing activities:
   Additions to real estate investments.............                          (137,449)           (326,258)
                                                                         -------------       -------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable........................................                          (102,087)            (93,564)
                                                                         -------------       -------------

Net increase (decrease) in cash and
   cash equivalents.................................                            49,914            (384,582)

Cash and cash equivalents at beginning
   of period........................................                           523,389           1,062,361
                                                                         -------------       -------------

Cash and cash equivalents at end of period..........                    $      573,303      $      677,779
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

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

            Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                        -----------------------------------
                                                                              1996                1995
                                                                        --------------      ---------------
Net income (loss)...................................                    $          452      $     (216,344)
                                                                         -------------       -------------

Adjustments to reconcile net loss to
   net cash provided by (used in) operating
   activities:
   Depreciation.....................................                           294,116             251,888
   Amortization of deferred borrowing costs.........                             7,790               7,790
   Changes in assets and liabilities:
     Cash segregated for security deposits..........                           (13,011)               (384)
     Accounts receivable............................                             2,017               1,546
     Prepaid expenses and other assets..............                            (1,047)                663
     Escrow deposits................................                           (74,902)             19,252
     Accounts payable...............................                           (19,903)             (3,022)
     Accrued interest...............................                             4,938              (6,365)
     Accrued property taxes.........................                            86,922              88,419
     Other accrued expenses.........................                           (12,624)            (26,265)
     Payable to affiliates - General Partner........                            (1,193)            (80,736)
     Security deposits and deferred rental
       revenue......................................                            15,895              (1,202)
                                                                         -------------       -------------
       Total adjustments............................                           288,998             251,584
                                                                         -------------       -------------

Net cash provided by operating activities...........                    $      289,450      $       35,240
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

                               September 30, 1996


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred during the nine month periods ended September 30, 1996 and 1995.

The General Partner is entitled to receive a sales commission as compensation for selling Partnership property equal to the lesser of 4% of the sales price of the property sold or the customary fee charged by independent real estate brokers in the area where the property is located.

The General Partner is also entitled to a distribution of cash from sales and refinancings and cash from working capital reserves equal to 9.5% of such distributions. No such distributions were paid to the partners during 1996 or 1995.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                     Nine Months Ended
                                                        September 30,
                                                  -------------------------
                                                    1996            1995
                                                  ---------      ----------

Property management fees - affiliates.......      $  74,446      $   59,202
Charged to general and administrative -
   affiliates:
   Partnership administration...............         32,907          60,023
                                                   --------       ---------

                                                  $ 107,353      $  119,225
                                                   ========       =========

NOTE 4.
-------

On October 1, 1996, the General Partner has placed the Partnership's only remaining property, Palm Bay Apartments, on the market for sale. Consequently, the Partnership reclassified its investment in Palm Bay Apartments as an Asset Held for Sale on the accompanying Balance Sheet dated September 30, 1996.

NOTE 5.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement required the cessation of depreciation on assets held for sale. Since Palm Bay is currently classified as an asset held for sale, no depreciation has been taken effective October 1, 1996.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

On October 1, 1996, the General Partner placed the Partnership's remaining property, Palm Bay Apartments, on the market for sale. The General Partner decided to offer Palm Bay Apartments for sale because of recently improved operations at the Orlando property following extensive capital improvements over the past three years, and because of the impending maturity of the mortgage note encumbering Palm Bay Apartments. The Palm Bay mortgage note matures on June 1, 1997.

RESULTS OF OPERATIONS
---------------------

Revenues:

Rental revenues at Palm Bay Apartments increased $108,568 and $211,879 or 33% and 20% for the three month and nine month periods ended September 30, 1996 as compared to the similar periods of 1995. Although small rental rate increases have been implemented, most of the increase in rental revenues is from improved occupancy rates at the property. The occupancy rate at September 30 improved to 94.8%, up from 85.5% at December 31, 1995, and up from 78.3% at September 30, 1995.

Although occupancy rates have improved, the Partnership has not yet been able to increase base rental rates as quickly as had been hoped. Several apartment communities in the immediate area of Palm Bay Apartments have undergone major rehabilitation, and several competing apartment communities are able to offer their units at rates that are subsidized by various government programs. The effect of this competition has restricted expected increases in rental rates at Palm Bay Apartments. After occupancy rates stabilize in the mid-90% range, management hopes to resume rental rate increases to improve the revenue growth of the property.

Expenses:

Partnership expenses decreased $32,884 or 7.0% in the third quarter of 1996 as compared to the third quarter of 1995. For the nine month period ended September 30, 1996, expenses decreased $18,036 or 1.4% as compared to the same period of 1995. Decreased expenses in partnership administration and utilities were offset by increased expenses concentrated in depreciation, personnel expenses, and property management fees.

Depreciation increased $42,228 or 16.8% for the first nine months of 1996 as compared to the same period of 1995. The Partnership continues to invest funds into capital improvements at Palm Bay Apartments. The increased capital basis of the property leads to increased depreciation charges. In the twelve months ended September 30, 1996, the Partnership placed in service an additional $252,097 of capital improvements. The improvements are generally being depreciated over lives ranging from five to ten years.

Personnel expenses increased $21,609 or 11.7% for the first nine months of 1996 as compared to the same period of 1995. The Partnership has increased the level of staffing at Palm Bay Apartments in an effort to provide a higher level of service to the tenants of Palm Bay Apartments. One of the strategies the Partnership is using to differentiate itself in the local market is to provide a greater level of services to its tenants.

Property management fees increased $15,244 or 26% for the first nine months of 1996 as compared to the same period of 1995. Increased rental revenue caused a corresponding increase in property management fees which are based on a percentage of the revenue of Palm Bay Apartments.

Besides the increases noted above, the Partnership recorded decreases in utility expense, other property operating expenses, general and administrative expense, and general and administrative expenses paid to affiliates. The increase in Palm Bay Apartments' occupancy rate resulted in a 20% reduction in utility expenditures. The Partnership's tenants pay for their own utilities. As the occupancy rate increases, there are fewer units incurring utility charges at the Partnership's expense. Other property operating expenses decreased 25% due to decreases in bad debt expense and decreases in legal and other professional fees. Finally, general and administrative expenses paid to affiliates decreased 45% due to decreased levels of overhead expenses charged to the Partnership by affiliates of the General Partner.

General and administrative expenses decreased $24,908 or 44% and $26,450 or 64% for the nine and three months ended September 30, 1996, respectively, as compared to the same periods in 1995. In the nine months ended September 30, 1995, the Partnership incurred $36,194 of costs to evaluate and disseminate information regarding an unsolicited tender offer. Only $11,824 of such costs have been incurred in 1996. However, the Partnership anticipates incurring such costs in the fourth quarter of 1996 in response to an additional unsolicited tender offer, as discussed in Item 5 - Other Information.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash generated by Partnership operating activities increased to $289,450 for the first nine months of 1996, an improvement over the $35,240 generated by operating activities during the first nine months of 1995. The capital renovation projects undertaken at Palm Bay Apartments during the past three years are allowing the Partnership to increase occupancy at Palm Bay Apartments and to reduce certain repair and maintenance expenditures that would otherwise have been incurred. The Partnership anticipates further improvements to cash flow from operations as the restored and refurbished units are leased to new tenants. The General Partner anticipates that cash flow from operations for the balance of 1996 will be sufficient to fund Partnership operating expenses, debt service requirements, and budgeted capital improvements. If cash flows from operations are not sufficient to meet Partnership obligations, the Partnership will use its cash reserves to fund such deficits.

For the nine months ended September 30, 1996, cash flows used in investing activities decreased to $137,449 from $326,258 in 1995. Although the Partnership will continue to make capital improvements to Palm Bay Apartments, the level of capital improvements will decrease compared to the past three years.

The financing activities of the Partnership consist of the repayment of the Palm Bay mortgage note through monthly debt service payments. These payments are scheduled to gradually increase until June 1, 1997, when the Palm Bay mortgage note matures.

Short Term Liquidity:

At September 30, 1996, the Partnership held $573,303 of cash and cash equivalents, up $49,914 from the balance at the end of 1995. The General Partner considers the Partnership's cash reserves adequate for anticipated Partnership operations for the balance of 1996 and 1997.

The General Partner believes that operations at Palm Bay Apartments will generate sufficient cash flow to pay the operating expenses of the property, pay the required monthly debt service payments on the Palm Bay mortgage note, and provide funds to make necessary capital improvements to the property. Cash flow from operations is anticipated to provide for these cash requirements until the property is sold.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. However, there is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of September 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings. This commitment will terminate on March 30, 1997.

Long Term Liquidity:

While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of the Partnership's existing mortgage loan, deferring major capital expenditures on Partnership property except where improvements are expected to enhance the competitiveness or marketability of the property, or arranging working capital support from affiliates. There is no assurance that support from affiliates would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard.

The Partnership has determined to begin an orderly liquidation of the Partnership's remaining assets. Although there can be no assurance as to the timing of any liquidation, it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's remaining property, subject to cash reserve requirements. The Partnership anticipates selling its remaining property before December 1997, which would be followed by the dissolution of the Partnership. In this regard, the Partnership has placed its remaining property, Palm Bay Apartments, on the market for sale.

Distributions:

Distributions to partners have been suspended as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended until Palm Bay Apartments is sold and all liabilities of the Partnership are provided for. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. vs. High River Limited Partnership, Riverdale Investors Corp., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

On August 12, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On August 19, 1996, these partnership commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

On October 17, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River.

ITEM 5.  OTHER INFORMATION
-------  -----------------

On September 20, 1996, High River announced that it had commenced a tender offer for any and all units of the Partnership at $224.50 per unit. The tender was originally due to expire October 18, 1996, however, this offer has been extended until November 22, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         --------                   -----------
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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended September 30, 1996.

      (1) Incorporated by reference to the Annual Report of Registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

      (2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                       McNEIL PACIFIC INVESTORS FUND 1972

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                             McNEIL PACIFIC INVESTORS FUND 1972

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner



November 14, 1996                   By:  /s/  Donald K. Reed
-----------------                      -----------------------------------------
Date                                   Donald K. Reed
                                       President and Chief Executive Officer



November 14, 1996                   By:  /s/  Ron K. Taylor
-----------------                      -----------------------------------------
Date                                   Ron K. Taylor
                                       Acting Chief Financial Officer of McNeil
                                         Investors, Inc.



November 14, 1996                   By:  /s/  Brandon K. Flaming
-----------------                      -----------------------------------------
Date                                   Brandon K. Flaming
                                       Chief Accounting Officer of McNeil
                                         Real Estate Management, Inc.