Form 10-K405
period 1996-12-31
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1997-03-28
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended   December 31, 1996
                               -------------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
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

Documents Incorporated by Reference:  See Item 14, page 31.

                                TOTAL OF 33 PAGES

                                     PART I

ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Pacific Investors Fund 1972 (the "Partnership") was organized September 30, 1971 as a limited partnership under provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time the Partnership's restated certificate and agreement of limited partnership (the "Partnership Agreement") was amended. Prior to March 30, 1992, Pacific Investors Corporation (the "Corporate General Partner"), an affiliate of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

On March 8, 1972, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $15,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on April 30, 1973 with 13,795 Units sold for gross proceeds of $13,795,000 to the Partnership, including 50 Units purchased by the original general partners. 37.5 and 5 Units were relinquished in 1994 and 1995, respectively, leaving 13,752.5 Units outstanding at December 31, 1996.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, McNeil, nor the Corporate General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, including Southmark's interest in the Corporate General Partner, were sold or liquidated for the benefit of creditors.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential rental real estate and other real estate related assets. At December 31, 1996, the Partnership owned one income-producing property as described in Item 2 - Property.

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

Business Plan:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence liquidation of the Partnership's asset. However, there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors. In this regard, the Partnership has placed Palm Bay Apartments on the market for sale. Until such time as the Partnership's asset is liquidated, the Partnership's plan of operations is to preserve or increase the net operating income of the asset whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's asset. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property and respond to changing economic and competitive factors.

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

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $110 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $224.50 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership made no recommendation to the limited partners concerning the tender offers made with respect to the Partnership. The General Partner believes that as of January 31, 1997, High River has purchased approximately 11.59% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers have been dismissed without prejudice.

ITEM 2.      PROPERTY
-------      --------

The following table sets forth the real estate assets of the Partnership at December 31, 1996. On October 1, 1996, the Partnership determined to market for sale its sole remaining real estate asset, Palm Bay Apartments. Consequently, the Partnership's investment in Palm Bay Apartments is shown as an asset held for sale on the accompanying Balance Sheet dated December 31, 1996. The buildings and land on which they are located are owned by the Partnership in fee, subject to a first lien deed of trust as set forth more fully in Item 8 -
Note 5 "Mortgage Note Payable" and Schedule III - "Real Estate Investments and Accumulated Depreciation." In the opinion of management, the property is adequately covered by insurance.

                                            Net Basis                          1996            Date
Property              Description          of Property          Debt       Property Tax      Acquired
--------              -----------          -----------          ----       ------------      --------
Palm Bay              Apartments
   Orlando, FL        346 units            $  6,253,753    $  2,023,577   $    121,352         6/91
                                            ===========     ============   ===========

The following table sets forth the occupancy rate and rent per square foot of the Partnership's property for each of the last five years.

                                        1996           1995            1994           1993          1992
                                    -------------  -------------  --------------  -------------  ----------
Palm Bay
   Occupancy Rate............             94%            86%            82%            77%             73%
   Rent Per Square Foot......       $    5.83      $    4.77       $   4.58       $   4.15       $    3.71

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions

The financial performance of Palm Bay Apartments has improved as a result of the capital renovation program. Occupancy rates have risen from 63% at the date the Partnership repossessed Palm Bay Apartments in 1992 to 94% at the end of 1996. Occupancy rates in the submarket average 90%. Rental rates have also improved due to the renovation program. The renovation program has made the property much more competitive in its market. The local area offers diverse competition from high quality property to low quality subsidized housing. The property's location and townhouse units give it a competitive edge in the market. Conversely, several of the property's competitors offer tax-subsidized rental rates. An interior upgrade program is addressing the dated appearance of the units' interiors so that the property can compete effectively with the newer properties in the area.

ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------
1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 1, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 1, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to Unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

2)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

3) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

4)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

For discussion of the Southmark bankruptcy, see Item 1 - Business."

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

         Limited partnership units          1,187 as of January 31, 1997

(C) No distributions were paid to the partners in 1996 or 1995. If the Partnership completes the sale of Palm Bay Apartments, it is anticipated that the General Partner would take the necessary steps to wind-up the Partnership's affairs, including the distribution of all remaining Partnership cash reserves to the partners, except for sufficient cash reserves to pay the Partnership's final winding-up expenses. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the likelihood that the Partnership will resume distributions to the partners.

ITEM 6.    SELECTED FINANCIAL DATA
-------    -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.

Statements of                                               Years Ended December 31,
Operations                              1996           1995            1994           1993           1992
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $   1,688,524  $  1,376,148   $  1,475,264    $  1,894,385   $   1,815,723
Gain on sale of
   real estate...............                   -              -         574,701              -              -
Total revenue................           1,715,535      1,439,428       2,095,660      1,908,162      1,870,452
Write-down for
   permanent impairment
   of real estate............                   -              -               -      2,700,000              -
Net income (loss)............             104,539       (285,886)        433,544     (3,102,551)      (816,851)

Net income (loss) per
   limited partnership unit..       $        7.60  $      (20.79) $        48.52  $     (224.90) $      (59.21)
                                     ============   ============   =============   ============   ============


                                                              As of December 31,
Balance Sheets                          1996           1995            1994           1993           1992
--------------                      -------------  -------------  --------------  -------------  --------

Real estate
   investments, net............     $           -  $   6,335,493  $    6,239,081 $    5,814,474  $   11,528,672
Assets held for sale...........         6,253,753              -               -      3,209,269               -
Total assets...................         6,957,388      6,993,903       7,516,368      9,405,117      12,665,342
Mortgage notes payable.........         2,023,577      2,161,204       2,287,341      4,523,714       4,738,775
Partners' equity...............         4,819,521      4,714,982       5,000,868      4,567,324       7,669,875

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership sold Pacesetter Apartments on March 17, 1994.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

FINANCIAL CONDITION
-------------------

The Partnership reported 1996 net income of $104,539, an increase of $390,425 from the $285,886 loss incurred by the Partnership in 1995. The capital improvement program begun shortly after the Partnership repossessed Palm Bay Apartments has allowed the Partnership to first, improve the physical condition of Palm Bay Apartments; second, improve the tenant profile of the property; and finally, improve the occupancy rate at Palm Bay Apartments. These steps have increased net rental revenue, and have decreased the Partnership's rental expenses.

Since the sale of Pacesetter Apartments on March 17, 1994, the focus of the Partnership's efforts have been directed to the renovation program at Palm Bay Apartments (formerly known as Greentree Apartments). For the three year period ending December 31, 1996, the Partnership has completed capital renovation projects totaling $1,300,937. Occupancy rates have improved from 63% shortly after the Partnership repossessed Palm Bay Apartments, to 94% at the end of 1996. On October 1, 1996, the General Partner decided to begin marketing Palm Bay Apartments for sale. The sale of Palm Bay Apartments, if it can be successfully accomplished, would eliminate the need to refinance Palm Bay's mortgage note that matures on June 1, 1997. As the Partnership's last real estate asset, a sale of Palm Bay Apartments would also begin the process of dissolving the Partnership and, after establishing reserves for contingencies and winding-up expenses, distributing all remaining funds to the partners.

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995:

Revenue:

Rental revenue increased $312,376 or 23% in 1996 compared to 1995. Base rental rates were increased 1.7% at Palm Bay Apartments during 1996. However, most of the increased rental revenue came from improved occupancy at the Orlando property. The capital improvement program and other management strategies have successfully improved the tenant profile, increased base rental rates, and raised the occupancy rate to acceptable levels.

Interest revenue decreased 57% because the Partnership did not have as much cash and cash equivalents invested in interest bearing accounts in 1996 compared to 1995.

Expenses:

Partnership expenses decreased $114,318 or 6.7% in 1996 compared to 1995. Increased expenses were concentrated in property taxes, personnel expenses, property management fees, and general and administrative expenses. However, these increases were more than offset by decreases in depreciation, repairs and maintenance, utilities, and general and administrative expenses paid to affiliates.

Property taxes increased 19% due to an increased assessed valuation of Palm Bay Apartments. Prior to 1994, the assessed value of Palm Bay Apartments remained relatively low as a result of the deferred maintenance at the property. The extensive capital renovation program has enhanced the value of the property and raised its assessed value for property tax purposes.

Personnel expenses increased $20,993 or 8.7% in 1996 compared to 1995. The Partnership increased maintenance staffing at Palm Bay Apartments. The additional staffing enabled the property to assume some of the maintenance tasks formerly done by outside contractors. The additional staffing also gives management more flexibility in scheduling work orders for repairs requested by tenants and thereby helps to improve relations with the property's tenants.

Property management fees-affiliates increased $20,207 or 25% in 1996 compared to 1995. The increase in net rental revenue of Palm Bay Apartments also caused a corresponding increase in property management fees that are based on a percentage of rental receipts of the property.

The increase in occupancy at Palm Bay Apartments allowed the Partnership to reduce expenditures for advertising and referral or locator fees. Improving the tenant profile generally will decrease the amount of bad debts incurred by a property. These factors led to a $52,655 or 28% decrease in other property operating expenses.

General and administrative expense increased $12,258 or 19.0% in 1996 compared to 1995. Most of the increase was due to increased expenditures incurred during 1996 to respond to and disseminate information about an unsolicited tender offer for the Partnership's Units.

Depreciation expense decreased $50,493 or 14.7% in 1996 compared to 1995. The Partnership ceased depreciating its investment in Palm Bay Apartments after the October 1, 1996 decision to market the property for sale. Otherwise, 1996 depreciation charges would have increased approximately 15% over depreciation charges incurred in 1995.

Repairs and maintenance expense decreased $33,997 or 9.8% in 1996 compared to 1995. New capital assets have replaced older assets that needed repairs. Furthermore, raising the occupancy rate, and improving both the tenant profile and tenant turnover have decreased make-ready costs associated with releasing apartments units to new tenants.

Improved occupancy means that more tenants are paying for electricity for their individual units. Otherwise, the Partnership bears the cost of keeping utilities turned on in vacant units. This factor led to a $15,153 or 18.7% decrease in utility expenses for the Partnership.

Finally, general and administrative expenses paid to affiliates decreased $34,660 or 43% in 1996 compared to 1995. This decrease is due to a reduced level of overhead expenses charged to the Partnership by affiliates.

1995 compared to 1994:

Revenue:

Rental revenues for 1995 decreased $99,116 or 6.7% compared to 1994. The decrease was principally due to the sale of Pacesetter Apartments in March 1994. Rental revenue from Palm Bay Apartments increased $54,794 or 4.1%. The Partnership was able to increase both occupancy and base rental rates due to the major capital improvements undertaken at Palm Bay Apartments. The occupancy rate at December 31, 1995 was 86%, up from 82% at December 31, 1994. The Partnership increased rental rates at Palm Bay Apartments an average of 2.9% in 1995.

Revenues for 1994 also included the $574,701 gain on the sale of Pacesetter Apartments.

Expenses:

Partnership expenses increased $63,198 or 3.8% in 1995 compared to 1994. However, after excluding expenses pertaining to Pacesetter Apartments, expenses increased $238,253 or 18% in 1995 compared to 1994. Increased expenses were concentrated in depreciation, repair and maintenance, other property operating, and general and administrative.

The largest increase, on both an absolute and percentage basis, was the increase in depreciation expense. Depreciation expense at Palm Bay Apartments increased $121,331 or 54% in 1995 compared to 1994. The increase in depreciation expense was due to the continued investment of Partnership resources into capital improvements. During 1995, the Partnership invested $440,906 in capital improvements. These capital improvements are generally being depreciated over lives ranging from five to ten years.

Repairs and maintenance expenses at Palm Bay increased $54,740 or 19% in 1995 as compared to 1994. The increased level of repairs and maintenance expenses are attributable to costs incurred preparing vacant units for rental. Repairs and maintenance expenses were expected to increase until Palm Bay's occupancy rate stabilized.

Other property operating expenses increased substantially at Palm Bay Apartments. Efforts to refurbish down units and intensive leasing activity had increased a number of expense categories to unusually high levels. The General Partner anticipated that these expenses would decrease after the restored units have been leased. The increase in other property operating expenses at Palm Bay Apartments totaled $61,564 or 47%.

Property management fees - affiliates at Palm Bay Apartments increased $14,390 or 22% in 1995 compared to 1994. An increase in rental receipts, upon which such fees are based, and the increase in the management fee percentage to 6% from 5% (effective January 1, 1995) were the reasons for the increase.

General and administrative for 1995 increased $34,678 or 116% compared to 1994. The Partnership incurred $44,554 of costs during 1995 relating to the evaluation and dissemination of information regarding an unsolicited tender offer.

General  and  administrative  -  affiliates  increased  $14,312  or 22% in  1995 compared to 1994. Reimbursements to affiliates are based, in part, on a declining number of properties managed by affiliates of the General Partner.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $407,530 from operating activities in 1996, an increase of $379,459 from the $28,071 provided by operating activities in 1995. Cash paid to affiliates in 1995 included an $81,000 brokerage commission on the sale of Pacesetter Apartments that was incurred in 1994 but not paid until 1995.

The Partnership used its cash reserves to fund $212,261 of capital improvements to Palm Bay Apartments during 1996. An additional $137,627 was expended for mortgage note principal payments. These payments will gradually pay down the mortgage note balance until June 1997, when the Palm Bay mortgage note matures and a balloon payment of approximately $1,975,000 will be due.

During the three year period ended December 31, 1996, the Partnership reported net income of $252,197. Cash provided by operations during the three year period totaled $597,964. The Partnership has used cash from operations as well as its cash reserves and the sale of Pacesetter Apartments to fund $1.3 million of capital improvements at the Palm Bay Apartments during the last three years. The sale of Pacesetter Apartments simultaneously provided a substantial addition to the Partnership's cash reserves and removed a substantial drain on Partnership resources.

Due to the sale of Pacesetter Apartments, the Partnership entered 1996 with adequate cash reserves. A substantial portion of the proceeds from the sale of Pacesetter Apartments has been invested in capital improvements at Palm Bay Apartments. The Partnership has budgeted $157,000 of capital improvements for 1997 in addition to the $1.3 million of capital improvements made during the three year period ended December 31, 1996. The capital improvements at Palm Bay Apartments were necessary to allow the property to increase its rental revenues and remain competitive in the Orlando sub-market where the property is located.

Short-term Liquidity:

The Partnership's mortgage note, secured by Palm Bay Apartments, matures on June 1, 1997. The Partnership does not have adequate cash reserves to retire the mortgage note. The Partnership intends to resolve the impending maturity by selling Palm Bay Apartments. Should the Partnership be unable to sell Palm Bay Apartments for an amount sufficient to retire the mortgage note, the Partnership would pursue other financing options, such as attempting to extend the maturity date, modify the mortgage note, or refinance the mortgage note. The General Partner does not, however, anticipate unusual difficulties in selling Palm Bay Apartments.

At December 31, 1996, the Partnership held $581,031 of cash and cash equivalents, up $57,642 from the balance at the end of 1995. The General Partner anticipates that cash generated from operations in 1997 will be sufficient to pay the Partnership's operating expenses, monthly debt service payments until the mortgage note maturity, and budgeted capital improvements. The Partnership will use its cash reserves to fund any shortfall if operating cash flow should prove insufficient to meet all the Partnership's expected expenditures. Except for the pending maturity of the Palm Bay mortgage note, the General Partner considers the Partnership's cash reserves adequate for anticipated operations for 1997.

Long-term Liquidity:

While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations may deteriorate. The General Partner expects that the capital improvements at Palm Bay Apartments will yield improved cash flow from operations in 1997. Furthermore, the Partnership has budgeted an additional $157,000 of capital improvements for 1997. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's property.

Effective October 1, 1996, the General Partner placed Palm Bay Apartments on the market for sale. The General Partner estimates that such a sale would yield proceeds to the Partnership in excess of the amount needed to retire the current mortgage note. However, there can be no guarantee that the Partnership will be able to obtain such liquidation on terms or in amounts favorable to the Partnership, or that the cash proceeds from such sale could be timed to coincide with the liquidity needs of the Partnership.

Distributions:

Distributions to partners have been suspended as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended until such time as Palm Bay is sold and the Partnership is liquidated. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.......................................                       13

   Balance Sheets at December 31, 1996 and 1995...................................                       14

   Statements of Operations for each of the three years in the period
      ended December 31, 1996.....................................................                       15

   Statements of Partners' Equity for each of the three years in the
      period ended December 31, 1996..............................................                       16

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1996.....................................................                       17

   Notes to Financial Statements..................................................                       19

   Financial Statement Schedule:

      Schedule III - Real Estate Investment and Accumulated
         Depreciation.............................................................                       26


All other schedules are omitted because they are not applicable or the financial information required is included in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
McNeil Pacific Investors Fund 1972:

We have audited the accompanying balance sheets of McNeil Pacific Investors Fund 1972 (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

As further discussed in Notes 4 and 5 to the financial statements, on October 1, 1996, the Partnership placed Palm Bay Apartments on the market for sale based upon favorable market conditions and the June 1997 maturity of the property's mortgage note payable. Should the Partnership be unable to sell Palm Bay Apartments for an amount sufficient to retire the mortgage note payable, the Partnership would pursue other financing options. As Palm Bay Apartments represents substantially all of the assets of the Partnership, consummation of any sale is subject to the satisfaction of certain conditions, including the approval of the limited partners. If the sale of Palm Bay Apartments is consummated, the Partnership's general partner will commence the dissolution and termination of the Partnership. The accompanying financial statements have not been prepared on the liquidation basis of accounting, as the sale of Palm Bay Apartments is subject to limited partner approval.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Pacific Investors Fund 1972 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 17, 1997

                       McNEIL PACIFIC INVESTORS FUND 1972

                                 BALANCE SHEETS


                                                                                 December 31,
                                                                       -----------------------------------
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
------

Real estate investment:

   Land.....................................................           $             -      $    2,336,000
   Buildings and improvements...............................                         -           5,010,483
                                                                        --------------       -------------
                                                                                     -           7,346,483
   Less:  Accumulated depreciation..........................                         -          (1,010,990)
                                                                        --------------       -------------
                                                                                     -           6,335,493

Asset held for sale                                                          6,253,753                   -

Cash and cash equivalents...................................                   581,031             523,389
Cash segregated for security deposits.......................                    57,204              43,885
Accounts receivable.........................................                     4,147               3,849
Prepaid expenses and other assets...........................                    23,694              23,220
Escrow deposits.............................................                    33,232              49,353
Deferred borrowing costs, net of accumulated
   amortization of $47,607 and $37,220 at
   December 31, 1996 and 1995, respectively.................                     4,327              14,714
                                                                        --------------        ------------

                                                                       $     6,957,388       $   6,993,903
                                                                        ==============        ============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgage note payable.......................................           $     2,023,577       $   2,161,204
Accounts payable............................................                         -              20,363
Accrued interest............................................                    14,755              10,076
Other accrued expenses......................................                    24,346              24,853
Payable to affiliates - General Partner.....................                    17,108              15,227
Security deposits and deferred rental revenue...............                    58,081              47,198
                                                                        --------------       -------------
                                                                             2,137,867           2,278,921
                                                                        --------------       -------------

Partners' equity:
   Limited  partners - 15,000 limited partnership units
     authorized; 13,752.5 limited partnership units issued
     and outstanding at December 31, 1996 and 1995..........                 4,509,577           4,405,038
   General Partner..........................................                   309,944             309,944
                                                                        --------------       -------------
                                                                             4,819,521           4,714,982
                                                                        --------------       -------------

                                                                       $     6,957,388      $    6,993,903
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF OPERATIONS

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    1,688,524     $    1,376,148    $     1,475,264
   Interest and other revenue..............                27,011             63,280             45,695
   Gain on sale of real estate.............                     -                  -            574,701
                                                    -------------      -------------     --------------
     Total revenue.........................             1,715,535          1,439,428          2,095,660
                                                    -------------      -------------     --------------

Expenses:
   Interest................................               198,739            198,948            249,827
   Depreciation............................               294,001            344,494            257,825
   Property taxes..........................               121,352            101,961            123,227
   Personnel expenses......................               263,324            242,331            293,231
   Repairs and maintenance.................               311,527            345,524            316,627
   Property management fees -
     affiliates............................                99,681             79,474             72,765
   Utilities...............................                65,901             81,054             86,617
   Other property operating expenses.......               133,627            186,282            165,741
   General and administrative..............                76,907             64,649             29,971
   General and administrative -
     affiliates............................                45,937             80,597             66,285
                                                    -------------      -------------     --------------
     Total expenses........................             1,610,996          1,725,314          1,662,116
                                                    -------------      -------------     --------------

Net income (loss)..........................        $      104,539     $     (285,886)   $       433,544
                                                    =============      =============     ==============

Net income (loss) allocated to
   limited partners........................        $      104,539     $     (285,886)   $       667,558
Net loss allocated to General Partner......                     -                  -           (234,014)
                                                    -------------      -------------     --------------

Net income (loss)..........................        $      104,539     $     (285,886)   $       433,544
                                                    =============      =============     ==============

Net income (loss) per limited
   partnership unit........................        $         7.60     $       (20.79)   $         48.52
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972

                         STATEMENTS OF PARTNERS' EQUITY

              For the Years Ended December 31, 1996, 1995 and 1994


                                                                                                     Total
                                                    General                  Limited               Partners'
                                                    Partner                 Partners                Equity
                                                 ----------------        ---------------       ---------------
Balance at December 31, 1993..............       $       543,958         $     4,023,366       $     4,567,324

Net income (loss).........................              (234,014)                667,558               433,544
                                                  --------------          --------------        --------------

Balance at December 31, 1994..............               309,944               4,690,924             5,000,868

Net loss..................................                     -                (285,886)             (285,886)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............               309,944               4,405,038             4,714,982

Net income................................                     -                 104,539               104,539
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............       $       309,944         $     4,509,577       $     4,819,521
                                                  ==============          ==============        ==============

                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                            For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                       1996                1995               1994
                                                   --------------     ---------------   ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $    1,682,397     $    1,333,612    $     1,466,270
   Cash paid to suppliers..................              (869,237)          (909,351)          (923,620)
   Cash paid to affiliates.................              (143,737)          (238,173)           (63,881)
   Interest received.......................                27,011             63,280             45,695
   Interest paid...........................              (183,673)          (195,164)          (255,305)
   Property taxes paid.....................              (105,231)           (26,133)          (106,796)
                                                    -------------      -------------     --------------
Net cash provided by operating
    activities.............................               407,530             28,071            162,363
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................              (212,261)          (440,906)          (647,770)
   Proceeds from sale of real estate
     investment............................                     -                  -          3,749,308
                                                    -------------      -------------     --------------
Net cash provided by (used in)
    investing activities...................              (212,261)          (440,906)         3,101,538
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................              (137,627)          (126,137)          (142,238)
   Repayment of advances from
     affiliates............................                     -                  -            (50,000)
   Retirement of mortgage note
     payable...............................                     -                  -         (2,094,135)
                                                    -------------      -------------     --------------
Net cash used in financing activities......              (137,627)          (126,137)        (2,286,373)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash and
     cash equivalents......................                57,642           (538,972)           977,528

Cash and cash equivalents at
     beginning of year.....................               523,389          1,062,361             84,833
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...............................        $      581,031     $      523,389    $     1,062,361
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     ---------------   ---------------
Net income (loss)..........................        $      104,539     $     (285,886)   $       433,544
                                                    -------------      -------------     --------------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation............................               294,001            344,494            257,825
   Amortization of deferred borrowing
     costs.................................                10,387             10,387             10,387
   Gain on sale of real estate.............                     -                  -           (574,701)
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................               (13,319)            (7,576)            15,264
     Accounts receivable...................                  (298)              (108)             4,408
     Prepaid expenses and other
       assets..............................                  (474)             1,374             29,469
     Escrow deposits.......................                16,121             75,828             22,087
     Accounts payable......................               (20,363)           (10,965)           (92,800)
     Accrued property taxes................                     -                  -             (5,656)
     Accrued interest......................                 4,679             (6,603)           (15,865)
     Other accrued expenses................                  (507)           (13,832)            12,227
     Payable to affiliates - General
       Partner.............................                 1,881            (78,102)            75,169
     Security deposits and deferred
       rental revenue......................                10,883               (940)            (8,995)
                                                    -------------      -------------     --------------

         Total adjustments.................               302,991            313,957           (271,181)
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $      407,530     $       28,071    $       162,363
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Pacific Investors Fund 1972 (the "Partnership") was organized September 30, 1971 as a limited partnership under provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time the Partnership's restated certificate and agreement of limited partnership (the "Partnership Agreement") was amended. Prior to March 30, 1992, Pacific Investors Corporation, an affiliate of Southmark Corporation, and McNeil were the general partners of the Partnership. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential rental real estate and other real estate related assets. The Partnership has determined to evaluate market and other economic conditions to establish the optimum time to commence a liquidation of the Partnership's asset in accordance with the terms of the Partnership Agreement. At December 31, 1996, the Partnership owned one income-producing property as described in Note 4 - Real Estate Investment.

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

Real Estate Investment
----------------------

The real estate investment is generally stated at the lower of depreciated cost or fair value. The real estate investment is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated recoverable amount.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Asset Held for Sale
-------------------

The asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on this asset ceased at the time it was placed on the market for sale.

Depreciation
------------

Buildings and improvements were depreciated using the straight-line method over the estimated useful lives of the assets, which ranged from 2 to 25 years.

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

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain or modify long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the term of the related mortgage note payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1996, 1995 and 1994 have been made in accordance with these provisions.

Distributions
-------------

At the discretion of the General Partner, distributions to partners are paid from operations of the Partnership's property, from the sale or refinancing of the property, or from cash maintained as working capital reserves.
Cash from operations is distributed 100% to the limited partners.

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

No distributions were paid to the partners during 1996, 1995 or 1994.

Net Income (Loss) Per Limited Partnership Unit

Net income (loss) per limited partnership unit ("Units") is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 13,752.5 Units outstanding in 1996 and 1995, and 13,757.5 Units outstanding in 1994.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred during 1996, 1995 or 1994.

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

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                             For the Years Ended December 31,
                                                    -----------------------------------------------------
                                                         1996                1995                1994
                                                    -------------      --------------      --------------
Property management fees -
   affiliates................................       $      99,681      $       79,474      $       72,765
Charged to general and
   administrative - affiliates:
   Partnership administration................              45,937              80,597              66,285
Charged to gain on sale
   of real estate:
   Brokerage commission......................                   -                   -              81,000
                                                     ------------       -------------       -------------

                                                    $     145,618      $      160,071      $      220,050
                                                     ============       =============       =============

Payable to affiliates - General Partner at December 31, 1996 and 1995 consists of property management fees and reimbursable administrative costs. All amounts are due and payable from current operations.

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

The Partnership's net assets and liabilities for financial reporting purposes exceeded the net assets and liabilities for tax purposes by $1,981,839 in 1996, $1,948,374 in 1995 and $1,973,149 in 1994.

NOTE 4 - REAL ESTATE INVESTMENT
-------------------------------

On October 1, 1996, the General Partner determined that the market timing was right for placing the Partnership's sole remaining real estate asset, Palm Bay Apartments, on the market for sale. This decision was based both on favorable market conditions and the June 1997 maturity of the Palm Bay mortgage note. Consequently, the Partnership has classified its investment in Palm Bay Apartments as an asset held for sale on the accompanying Balance Sheet dated December 31, 1996 at a net book value of $6,253,753.

The basis and accumulated depreciation of the Partnership's real estate investment at December 31, 1995, is set forth in the following table:

                                                   Buildings and       Accumulated           Net Book
       1995                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------       ------------
Palm Bay Apartments
   Orlando, FL                 $   2,336,000   $      5,010,483    $      (1,010,990)  $     6,335,493
                                ============    ===============     ================    ==============

The results of operations for the asset held for sale at December 31, 1996 are $194,195, $(210,240) and $(26,866) for 1996, 1995 and 1994, respectively.
Results of operations are operating revenues less operating expenses including depreciation and interest expense.

NOTE 5 - MORTGAGE NOTE PAYABLE
------------------------------

The following table sets forth the Partnership's mortgage note at December 31, 1996 and 1995. The mortgage note is secured by Palm Bay Apartments, the Partnership's only real estate asset.

                           Mortgage         Annual          Monthly
                             Lien          Interest        Payments/                   December 31,
Property                 Position (a)       Rates %      Maturity Date             1996                1995
--------                 ------------       -------    ------------------     ---------------     -------------
Palm Bay                 First              8.750      $26,775   06/97(b)     $    2,023,577     $    2,161,204
                                                                               =============      =============

(a)     The debt is non-recourse to the Partnership.

(b)     The Palm  Bay   mortgage  note  matures  in  June 1997.  At that time, a
        balloon  payment of  $1,974,969  will be due.

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $1,945,000 and $2,102,000 at December 31, 1996 and 1995, respectively.

As indicated above, the mortgage note is secured by Palm Bay Apartments and is due and payable on June 1, 1997. The General Partner intends to sell Palm Bay Apartments and use the related sales proceeds to retire the mortgage note payable. Should the Partnership be unable to sell Palm Bay Apartments for an amount sufficient to retire the mortgage note payable, the Partnership would pursue other financing options. If the sale of Palm Bay Apartments is consummated, the General Partner will commence the dissolution and termination of the Partnership. The accompanying financial statements have not been prepared on the liquidation basis of accounting, as the sale of Palm Bay Apartments is subject to limited partner approval.

NOTE 6 - SALE OF REAL ESTATE
----------------------------

On March 17, 1994, the Partnership sold its investment in Pacesetter Apartments to an unaffiliated buyer for a cash sales price of $4,050,000. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                 Gain on Sale      Cash Proceeds
                                                 --------------    -------------

   Sales price...........................        $   4,050,000     $  4,050,000
   Selling costs.........................             (300,692)        (300,692)
   Basis of real estate sold.............           (3,174,607)
                                                  ------------

   Gain on sale..........................        $     574,701
                                                  ============
   Proceeds from sale of real estate.....                             3,749,308
   Retirement of mortgage note...........                            (2,094,135)
                                                                     ----------

   Net cash proceeds.....................                           $ 1,655,173
                                                                     ==========

NOTE 7 - LEGAL PROCEEDINGS
--------------------------

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 1, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 1, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to Unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

2)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

3) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

4)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

5) McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. v. High River Limited Partnership, Riverdale Investors Corp., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

     On August 12,  1996,  High River  Limited  Partnership  (as defined in this
     Section 5, "High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the Unitholders of such partnerships. On August 19, 1996, these partnerships commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of Unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

     On October 16, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants request for an order directing the partnerships to turn over current lists of Unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the Unitholder lists to High River. The judge's decision resolved all the issues in the action.

NOTE 8 - PRO FORMA DISCLOSURE (UNAUDITED)
-----------------------------------------

The following unaudited pro forma information for the year ended December 31, 1994 reflects the results of operations of the Partnership as if the sale of Pacesetter Apartments had occurred as of January 1, 1994. The unaudited pro forma information is not necessarily indicative of the results of operations that actually would have occurred or those which might be expected to occur in the future.

  Total revenues............................     $   1,287,125
  Net loss..................................           (77,885)
  Net loss per limited partnership unit.....             (5.66)

                       McNEIL PACIFIC INVESTORS FUND 1972
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                                                                  Cumulative           Costs
                                                       Initial Cost                Write-down       Capitalized
                          Related                             Buildings and     and Permanent       Subsequent
Description               Encumbrances         Land           Improvements        Impairment       To Acquisition
-----------               ------------         ----           -------------     -------------      --------------
Asset Held for Sale (b):

Palm Bay Apartments
   Orlando, FL            $ 2,023,577
                           ==========


(b) The asset held for sale is stated at lower of depreciated cost or fair value less costs to sell. Historical cost net of accumulated depreciation and write-downs becomes the new cost basis when the asset is classified as "held for sale." Depreciation ceases at the time the asset is placed on the market for sale.



                     See accompanying notes to Schedule III.

                       McNEIL PACIFIC INVESTORS FUND 1972
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                            Gross Amount at
                                     Which Carried at Close of Period                   Accumulated
                                                 Buildings and                         Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                      ----            -------------         ---------      ----------------
Asset Held for Sale:

Palm Bay Apartments
   Orlando, FL                                                       $ 6,253,753
                                                                      ==========


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 7-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $8,537,646 and accumulated depreciation was $1,328,120 at December 31, 1996.




                     See accompanying notes to Schedule III.

                       McNEIL PACIFIC INVESTORS FUND 1972
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
Asset Held for Sale:

Palm Bay Apartments
   Orlando, FL                  1974                        06/91





                     See accompanying notes to Schedule III.

                       McNEIL PACIFIC INVESTORS FUND 1972

                              NOTES TO SCHEDULE III

               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION


A summary of activity for the Partnership's real estate investments and accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     --------------    ---------------
Real estate investments:

Balance at beginning of year...............        $    7,346,483     $    6,905,577    $     6,257,807

Improvements...............................               137,450            440,906            647,770

Reclassification to asset held
   for sale................................            (7,483,933)                 -                  -
                                                    --------------     -------------     --------------

Balance at end of year.....................        $            -     $    7,346,483    $     6,905,577
                                                    =============      =============     ==============


Accumulated depreciation:

Balance at beginning of year...............        $    1,010,990     $      666,496    $       443,333

Depreciation...............................               294,001            344,494            223,163

Reclassification to asset held
   for sale................................            (1,304,991)                 -                  -
                                                    --------------     -------------     --------------

Balance at end of year.....................        $            -     $    1,010,990    $       666,496
                                                    =============      =============     ==============


Assets Held for Sale:

Balance at beginning of year...............        $            -     $            -    $     3,209,269

Depreciation...............................                     -                  -            (34,662)

Reclassification from real estate
   investments, net........................             6,178,942                  -                  -

Improvements...............................                74,811                  -                  -

Sale of real estate........................                     -                  -         (3,174,607)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    6,253,753     $            -    $             -
                                                    =============      =============     ==============


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------      -----------------------------------------------------------
             AND FINANCIAL DISCLOSURE
             ------------------------

None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------      ---------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------

Robert A. McNeil,              76       Mr.   McNeil  is  also  Chairman  of the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               53       Mrs.  McNeil    is    Co-Chairman,  with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin County, CA. Mrs.
                                        McNeil serves on the International Board of Directors of the Salk Institute.

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------

Ron K. Taylor                  39       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
-------      ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------      --------------------------------------------------------------

(A)      Security ownership of certain beneficial owners.

         No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Partnership's securities with the exception of the following:

         1. The General Conference Corporation of Seventh Day Adventists, 12501 Old Columbia Pike, Silver Spring, Maryland, 20904, owns 950 (6.9%) of the Partnership's Units as of January 31, 1997.

         2. A group of ten limited partnerships affiliated with Liquidity Financial Corporation, all of whose outstanding stock is owned by Richard G. Wollack and Brent R. Donaldson, 2200 Powell Street,
              Suite 700, Emeryville, California, 94608, collectively own 825 (6.0%) of the Partnership's Units as of January 31, 1997.

         3.   High   River  Limited  Partnership,  100  S. Bedford  Road,  Mount
              Kisco, New York, 10549, owns 1,594 (11.6%) of the Partnership's Units as of January 31, 1997.

(B)      Security ownership of management.

         The General Partner and the officers and directors of its general partner collectively own 50 Units, which is less than 1% of Units outstanding.

(C)      Change in control.

         None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------      ----------------------------------------------

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred for the year ended December 31, 1996.

The Partnership pays property management fees equal to 6% of gross rental receipts of the Partnership's property to McREMI for providing property management and leasing services for the Partnership's property. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1996, the Partnership incurred $145,618 of property management fees and reimbursements.

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

              3.2                     Amendment  to   Restated  Certificate  and
                                      Agreement of Limited Partnership dated as of March 30, 1992. (1)

              10.1 Mortgage Note, dated March 9, 1975, between McNeil Pacific Investors Fund 1972 and John Hancock Life Insurance Company. Incorporated by reference to the Annual Report of McNeil Pacific Investors Fund 1972 (Commission file number 0-7162), on Form 10-K for the period ended December 31, 1991, as filed with the Securities and Exchange Commission on March 30, 1992.

              10.2 Property Management Agreement, dated as of October 1, 1993, between McNeil Pacific Investors Fund 1972 and McNeil Real Estate Management, Inc. (1)

              10.3 Revolving Credit Agreement, dated August 6, 1991 between McNeil Partners, L.P. and McNeil Pacific Investors Fund 1972. (1)

              10.4 Amendment of Property Management Agreement, dated January 1, 1995, between McNeil Pacific Investors Fund 1972 and McNeil Real Estate Management, Inc. (2)

              10.5 Modification Agreement, dated effective June 1, 1992, between M R Partners, Inc. and John Hancock Mutual Life Insurance Company. (2)

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

              27.                     Financial Data Schedule for the year ended
                                      December 31, 1996.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                       McNEIL PACIFIC INVESTORS FUND 1972
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            McNEIL PACIFIC INVESTORS FUND 1972


                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner



March 28, 1997                    By:   /s/  Robert A. McNeil
--------------                          ----------------------------------------
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




March 28, 1997                     By:  /s/  Ron K. Taylor
--------------                          ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




March 28, 1997                     By:  /s/  Brandon K. Flaming
--------------                          ----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)