Form 10-Q
period 1997-03-31
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1997-05-15
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended      March 31, 1997
                          ------------------------------------------------------


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




              13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240
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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                            1997                 1996
                                                                       ---------------     ---------------
ASSETS
------
Asset held for sale                                                    $     6,312,061     $     6,253,753

Cash and cash equivalents...................................                   577,085             581,031
Cash segregated for security deposits.......................                    57,512              57,204
Accounts receivable.........................................                       282               4,147
Prepaid expenses and other assets...........................                    20,828              23,694
Escrow deposits.............................................                    61,119              33,232
Deferred borrowing costs, net of accumulated
   amortization of $50,202 and $47,607 at
   March 31, 1997 and December 31, 1996,
   respectively.............................................                     1,732               4,327
                                                                        --------------      --------------

                                                                       $     7,030,619     $     6,957,388
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgage note payable.......................................           $     1,987,254     $     2,023,577
Accrued interest............................................                    14,490              14,755
Accrued property taxes......................................                    29,762                   -
Other accrued expenses......................................                     5,530              24,346
Payable to affiliates - General Partner.....................                    22,649              17,108
Security deposits and deferred rental revenue...............                    62,169              58,081
                                                                        --------------      --------------
                                                                             2,121,854           2,137,867
                                                                        --------------      --------------

Partners' equity:
   Limited  partners - 15,000 limited  partnership units
     authorized;  13,752.5 limited partnership units
     issued and outstanding.................................                 4,598,821           4,509,577
   General Partner..........................................                   309,944             309,944
                                                                        --------------      --------------
                                                                             4,908,765           4,819,521
                                                                        --------------      --------------

                                                                       $     7,030,619     $     6,957,388
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                        ----------------------------------
                                                                              1997               1996
                                                                        --------------      --------------
Revenue:
   Rental revenue...................................                    $      446,579      $      390,949
   Interest.........................................                             7,517               6,550
                                                                         -------------       -------------
     Total revenue..................................                           454,096             397,499
                                                                         -------------       -------------

Expenses:
   Interest.........................................                            46,334              55,071
   Depreciation.....................................                                 -              95,676
   Property taxes...................................                            29,762              28,974
   Personnel expenses...............................                            87,783              72,786
   Utilities........................................                            18,267              16,879
   Repair and maintenance...........................                            92,529              87,105
   Property management fees - affiliates............                            26,687              23,867
   Other property operating expenses................                            40,642              30,198
   General and administrative.......................                            10,089              10,435
   General and administrative - affiliates..........                            12,759              16,986
                                                                         -------------       -------------
     Total expenses.................................                           364,852             437,977
                                                                         -------------       -------------

Net income (loss)...................................                    $       89,244      $      (40,478)
                                                                         =============       =============

Net income (loss) allocated to limited partners.....                    $       89,244      $      (40,478)
Net income (loss) allocated to General Partner......                                 -                   -
                                                                         -------------       -------------

Net income (loss)...................................                    $       89,244      $      (40,478)
                                                                         =============       =============

Net income (loss) per limited partnership unit......                    $         6.49      $        (2.94)
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

                       MCNEIL PACIFIC INVESTORS FUND 1972

                         STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996


                                                                                                     Total
                                                     General                  Limited              Partners'
                                                     Partner                 Partners               Equity
                                                 --------------          ---------------       ----------------
Balance at December 31, 1995..............       $      309,944          $    4,405,038        $    4,714,982

Net loss..................................                    -                 (40,478)              (40,478)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $      309,944          $    4,364,560        $    4,674,504
                                                  =============           =============         =============


Balance at December 31, 1996..............       $      309,944          $    4,509,577        $    4,819,521

Net income................................                    -                  89,244                89,244
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $      309,944          $    4,598,821        $    4,908,765
                                                  =============           =============         =============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Decrease in Cash and Cash Equivalents

                                                                                Three Months Ended
                                                                                     March 31,
                                                                        -----------------------------------
                                                                              1997                1996
                                                                        ---------------     ---------------
Cash flows from operating activities:
   Cash received from tenants.......................                    $      452,488      $      405,624
   Cash paid to suppliers...........................                          (263,524)           (242,422)
   Cash paid to affiliates..........................                           (33,905)            (42,094)
   Interest received................................                             7,517               6,550
   Interest paid....................................                           (44,004)            (47,035)
   Property taxes paid and escrowed.................                           (27,887)            (24,385)
                                                                         -------------       -------------

Net cash provided by operating activities...........                            90,685              56,238
                                                                         -------------       -------------

Cash flows from investing activities:
   Additions to real estate investments.............                           (58,308)            (23,559)
                                                                         -------------       -------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable........................................                           (36,323)            (33,290)
                                                                         -------------       -------------

Net decrease in cash and
   cash equivalents.................................                            (3,946)               (611)

Cash and cash equivalents at beginning
   of period........................................                           581,031             523,389
                                                                         -------------       -------------

Cash and cash equivalents at end of period..........                    $      577,085      $      522,778
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

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                                Three Months Ended
                                                                                     March 31,
                                                                        -----------------------------------
                                                                              1997                1996
                                                                        --------------      ---------------
Net income (loss)...................................                    $       89,244      $      (40,478)
                                                                         -------------       -------------

Adjustments to reconcile net income (loss) to net
   cash  provided by operating activities:
   Depreciation.....................................                                 -              95,676
   Amortization of deferred borrowing costs.........                             2,595               2,596
   Changes in assets and liabilities:
     Cash segregated for security deposits..........                              (308)             (6,232)
     Accounts receivable............................                             3,865               3,284
     Prepaid expenses and other assets..............                             2,866                 672
     Escrow deposits................................                           (27,887)            (24,385)
     Accounts payable...............................                                 -              (6,216)
     Accrued interest...............................                              (265)              5,440
     Accrued property taxes.........................                            29,762              28,974
     Other accrued expenses.........................                           (18,816)            (20,439)
     Payable to affiliates - General Partner........                             5,541              (1,241)
     Security deposits and deferred rental
       revenue......................................                             4,088              18,587
                                                                         -------------       -------------
       Total adjustments............................                             1,441              96,716
                                                                         -------------       -------------

Net cash provided by operating activities...........                     $      90,685      $       56,238
                                                                          ============       =============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                          Notes To Financial Statements
                                   (Unaudited)

                                 March 31, 1997


NOTE 1.
-------

McNeil Pacific Investors Fund 1972 (the "Partnership") is a limited partnership organized under the laws of the State of California to invest in real property. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Pacific Investors Fund 1972, c/o The Herman Group, 2121 San Jacinto St., 26th Floor, Dallas, Texas 75201.

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

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred or paid during the three month periods ended March 31, 1997 and 1996.

The General Partner is entitled to receive a sales commission as compensation for selling Partnership property equal to the lesser of 4% of the sales price of the property sold or the customary fee charged by independent real estate brokers in the area where the property is located.

The General Partner is also entitled to a distribution of cash from sales and refinancings and cash from working capital reserves equal to 9.5% of such distributions. No such distributions were paid to the partners during 1997 or 1996.

Compensation and reimbursements accrued for the benefit of the General Partner and its affiliates are as follows:

                                                      Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        1997       1996
                                                     ---------    ---------

Property management fees - affiliates........        $  26,687    $ 23,867
Charged to general and administrative -
   affiliates:
   Partnership administration................           12,759      16,986
                                                      --------     -------

                                                     $  39,446    $ 40,853
                                                      ========     =======

NOTE 4.
-------

On October 1, 1996, the General Partner placed the Partnership's only remaining property, Palm Bay Apartments, on the market for sale. Consequently, Palm Bay Apartments is classified as an Asset Held for Sale on the accompanying financial statements.

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Accordingly, no depreciation charges have been incurred since October 1, 1996.


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

RESULTS OF OPERATIONS
---------------------

Revenues:

Rental revenues at Palm Bay Apartments increased $55,630 or 14.2% for the first quarter of 1997 as compared to the first quarter of 1996. Most of the increase in rental revenue was obtained by improving the occupancy rate of the Orlando property. Vacancy losses decreased 52%, and other rental discounts and concessions decreased 77%. The occupancy rate at March 31 improved to 97.1% from 94.2% at December 31, 1996 and 93.4% at March 31, 1996. The Partnership also increased base rental rates an average of 2% for the property's units. Although small rental rate increases have been implemented, most of the increase in rental revenues is from improved occupancy rates at the property.

Expenses:

Partnership expenses decreased $73,125 or 16.7% in the first quarter of 1997 as compared to the first quarter of 1996. In accordance with accounting standards, the Partnership ceased depreciating Palm Bay Apartments after deciding to sell the property in October 1996. Thus, no depreciation is recorded for the first quarter of 1997 as opposed to $95,676 of depreciation during the first quarter of 1996.

Excluding depreciation, expenses increased $22,551 or 6.6% in the first quarter of 1997. Increases in personnel expenses and other property operating expenses were partially offset by decreased interest expense.

Personnel expenses increased $14,997 or 21% for the first quarter of 1997 as compared to 1996. Incentive based compensation increased during the first quarter reflecting improved operating results over the past year. Also, expenses for contract and temporary workers increased during the first quarter due to staff turnover.

Other property operating expenses increased $10,444 or 35% for the first quarter of 1997 as compared to 1996. Palm Bay Apartments recorded increased costs related to advertising and other marketing expenses as well as increased expenses related to tenant retention, credit and collection expenses.

Interest expense decreased $8,737 or 15.9% in the first quarter of 1997 as compared to the first quarter of 1996. Interest expense on the Palm Bay mortgage note continues to decrease as the balance of the note is paid down through monthly debt service payments. Approximately half of the decrease is attributable to a one-time adjustment that increased interest expense in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash generated by Partnership operating activities increased to $90,685 for the first quarter of 1997, a 61% increase over the $56,238 generated by operating activities during the first quarter of 1996. The capital renovation projects undertaken at Palm Bay Apartments during the past three years have enabled the property to compete effectively with other apartment communities in the surrounding area. For the balance of 1997, financing and investing activities are projected to be limited to minimal capital improvements and repayment of the Palm Bay mortgage note through monthly debt service payments. Such activities are projected to be adequately funded by cash flow from operations. Having completed the renovation, and restored net operating income to an acceptable level, the Partnership is now in a position to profitably dispose of its investment in Palm Bay Apartments.

Short Term Liquidity:

As discussed above, the Partnership placed Palm Bay Apartments on the market for sale. However, it is unlikely that a sale will close before the Palm Bay mortgage note matures on June 1, 1997. Furthermore, the Partnership will not have adequate cash reserves to pay off the Palm Bay mortgage note at that time. The General Partner has discussed the situation with the holder of the Palm Bay mortgage note, and, although no formal agreement has been reached, it appears the holder will defer foreclosure proceedings pending the sale of Palm Bay Apartments. Should the Partnership be required to pay off the Palm Bay mortgage note prior to the sale of Palm Bay Apartments, the General Partner will attempt to arrange interim financing from an affiliate of the General Partner or from a third party. The General Partner does not anticipate unusual difficulties securing temporary financing for Palm Bay Apartments given the high level of equity the Partnership has in the property and the Partnership's decision to sell the property. However, such temporary financing, if needed, is not assured.

At March 31, 1997, the Partnership held $577,085 of cash and cash equivalents, down $3,946 from the balance at the end of 1996. The General Partner considers the Partnership's cash reserves adequate for anticipated Partnership operations for the balance of 1997, or until Palm Bay Apartments is sold. Furthermore, the General Partner believes that operations at Palm Bay Apartments will generate sufficient cash flow to pay the operating expenses of the property, pay the required monthly debt service payments on the Palm Bay mortgage note, and provide funds to make necessary capital improvements to the property.

Long Term Liquidity:

The Partnership has determined to begin an orderly liquidation of the Partnership's remaining assets. Although there can be no assurance as to the timing of any liquidation, it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's remaining property, subject to cash reserve requirements, to be followed by a dissolution of the Partnership. Consummation of any contract to sell Palm Bay Apartments would be contingent upon the approval of the sale by the limited partners.

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

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend.
Plaintiffs have until May 27, 1997 to file a second amended complaint, unless otherwise agreed to by the parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         3.                         Restated   Certificate   and  Agreement   of
                                    Limited   Partnership  dated   of   March 8,
                                    1972. (1)

         4.                         Amendment  to   Restated   Certificate   and
                                    Agreement  of    Limited  Partnership  dated
                                    March 30, 1992. (2)

         11.                        Statement   regarding   computation  of  net
                                    income per  limited  partnership  unit:  Net
                                    income  per  limited   partnership  unit  is
                                    computed by dividing net income allocated to
                                    the  limited   partners  by  the  number  of
                                    limited  partnership units outstanding.  Per
                                    unit  information has been computed based on
                                    13,752.5    limited     partnership    units
                                    outstanding in 1997 and 1996.

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended March 31, 1997.

      (1) Incorporated by reference to the Annual Report of Registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

      (2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                       McNEIL PACIFIC INVESTORS FUND 1972

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              McNEIL PACIFIC INVESTORS FUND 1972

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner





May 15, 1997                      By:  /s/  Ron K. Taylor
--------------                         -----------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)





May 15, 1997                      By:  /s/  Brandon K. Flaming
--------------                         -----------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)