Form 10-Q
period 1997-06-30
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1997-08-13
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended           June 30, 1997
                            ----------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,           December 31,
                                                                             1997                 1996
                                                                        ---------------    ----------------

ASSETS
-------
Asset held for sale.........................................            $    6,317,970     $     6,253,753

Cash and cash equivalents...................................                   638,236             581,031
Cash segregated for security deposits.......................                    57,829              57,204
Accounts receivable.........................................                       631               4,147
Prepaid expenses and other assets...........................                    30,161              23,694
Escrow deposits.............................................                    90,233              33,232
Deferred borrowing costs, net of accumulated
   amortization of $51,934 and $47,607 at
   June 30, 1997 and December 31, 1996,
   respectively.............................................                         -               4,327
                                                                        --------------      --------------

                                                                       $     7,135,060     $     6,957,388
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgage note payable.......................................           $     1,950,131     $     2,023,577
Accrued interest............................................                    14,220              14,755
Accrued property taxes......................................                    58,736                   -
Other accrued expenses......................................                     4,847              24,346
Payable to affiliates - General Partner.....................                    13,861              17,108
Security deposits and deferred rental revenue...............                    58,791              58,081
                                                                        --------------      --------------
                                                                             2,100,586           2,137,867
                                                                        --------------      --------------

Partners' equity:
   Limited  partners - 15,000 limited  partnership units
     authorized;  13,752.5 limited partnership units
     issued and outstanding.................................                 4,724,530           4,509,577
   General Partner..........................................                   309,944             309,944
                                                                        --------------      --------------
                                                                             5,034,474           4,819,521
                                                                        --------------      --------------

                                                                       $     7,135,060     $     6,957,388
                                                                        ==============      ==============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                     Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------

Revenue:
   Rental revenue................     $      452,128     $      425,396    $      898,707     $      816,345
   Interest......................              7,570              4,611            15,087             11,161
                                       -------------      -------------     -------------      -------------
     Total revenue...............            459,698            430,007           913,794            827,506
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             46,162             48,650            92,496            103,721
   Depreciation..................                  -             98,321                 -            193,997
   Property taxes................             28,974             28,974            58,736             57,948
   Personnel expenses............             57,735             63,798           145,518            136,584
   Utilities.....................             15,822             16,023            34,089             32,902
   Repair and maintenance........             99,930             73,441           192,459            160,546
   Property management
     fees - affiliates...........             26,671             24,614            53,358             48,481
   Other property operating
     expenses....................             22,490             38,029            63,132             68,227
   General and administrative....             15,336              5,942            25,425             16,377
   General and administrative -
     affiliates..................             20,869              2,344            33,628             19,330
                                       -------------      -------------     -------------      -------------
     Total expenses..............            333,989            400,136           698,841            838,113
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      125,709     $       29,871    $      214,953     $      (10,607)
                                       =============      =============     =============      =============

Net income (loss) allocated
   to limited partners...........     $      125,709     $       29,871    $      214,953     $      (10,607)
Net income (loss) allocated
   to General Partner............                  -                  -                 -                  -
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      125,709     $       29,871    $      214,953     $      (10,607)
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit..............     $         9.14     $         2.17    $        15.63     $        (0.77)
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

                       McNEIL PACIFIC INVESTORS FUND 1972

                         STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996

                                                                                                     Total
                                                     General                  Limited              Partners'
                                                     Partner                 Partners               Equity
                                                 --------------          --------------        ---------------
Balance at December 31, 1995..............       $      309,944          $    4,405,038        $    4,714,982

Net loss..................................                    -                 (10,607)              (10,607)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $      309,944          $    4,394,431        $    4,704,375
                                                  =============           =============         =============


Balance at December 31, 1996..............       $      309,944          $    4,509,577        $    4,819,521

Net income................................                    -                 214,953               214,953
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................       $      309,944          $    4,724,530        $    5,034,474
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

                       McNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                        -----------------------------------
                                                                              1997               1996
                                                                        ---------------     ---------------
Cash flows from operating activities:
   Cash received from tenants.......................                    $      901,228      $      817,642
   Cash paid to suppliers...........................                          (485,509)           (441,517)
   Cash paid to affiliates..........................                           (90,233)            (68,517)
   Interest received................................                            15,087              11,161
   Interest paid....................................                           (88,704)            (93,336)
   Property taxes paid and escrowed.................                           (57,001)            (49,469)
                                                                         -------------       -------------

Net cash provided by operating activities...........                           194,868             175,964
                                                                         -------------       -------------

Cash flows from investing activities:
   Additions to real estate investments.............                           (64,217)            (99,139)
                                                                         -------------       -------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable........................................                           (73,446)            (67,314)
                                                                         -------------       -------------

Net increase in cash and cash equivalents...........                            57,205               9,511

Cash and cash equivalents at beginning
   of period........................................                           581,031             523,389
                                                                         -------------       -------------

Cash and cash equivalents at end of period..........                    $      638,236      $      532,900
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

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                        -----------------------------------
                                                                              1997                1996
                                                                        --------------      ---------------
Net income (loss)...................................                    $      214,953      $      (10,607)
                                                                         -------------       -------------

Adjustments to  reconcile  net income  (loss) to
   net cash  provided by operating activities:
   Depreciation.....................................                                 -             193,997
   Amortization of deferred borrowing costs.........                             4,327               5,193
   Changes in assets and liabilities:
     Cash segregated for security deposits..........                              (625)            (12,701)
     Accounts receivable............................                             3,516               3,380
     Prepaid expenses and other assets..............                            (6,467)                 10
     Escrow deposits................................                           (57,001)            (49,469)
     Accounts payable...............................                                 -             (16,095)
     Accrued interest...............................                              (535)              5,192
     Accrued property taxes.........................                            58,736              57,948
     Other accrued expenses.........................                           (19,499)            (12,130)
     Payable to affiliates - General Partner........                            (3,247)               (706)
     Security deposits and deferred rental
       revenue......................................                               710              11,952
                                                                         -------------       -------------
       Total adjustments............................                           (20,085)            186,571
                                                                         -------------       -------------

Net cash provided by operating activities...........                    $      194,868      $      175,964
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

                                  June 30, 1997
NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred or paid during the six month periods ended June 30, 1997 and 1996.

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

Compensation and reimbursements accrued for the benefit of the General Partner and its affiliates are as follows:

                                                          Six Months Ended
                                                               June 30,
                                                        ----------------------
                                                           1997         1996
                                                        ---------    ---------

Property management fees - affiliates...............    $  53,358    $  48,481
Charged to general and administrative -
   affiliates:
   Partnership administration.......................       33,628       19,330
                                                         --------     --------

                                                        $  86,986    $  67,811
                                                         ========     ========

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

Net income of the Partnership has increased in recent periods. Net income for the six months ended June 30, 1997 increased $225,560 to $214,953 as compared to a $10,604 loss for the six months ended June 30, 1996. For the year ended December 31, 1996, net income increased $390,425 to $104,539 as compared to a $285,886 loss reported for the year ended December 31, 1995. For the most recent quarter, net income increased $95,838 to $125,709 as compared to $29,871 of net income for the second quarter of 1996. The capital improvement program begun shortly after the Partnership repossessed the Palm Bay Apartments has allowed the Partnership (I) to improve the physical condition of the Property, (ii) to improve the tenant profile of the Property, and (iii) to improve the occupancy rate at the Property. Accomplishment of these three steps has allowed the Partnership to begin implementing selected rental rate increases at Palm Bay Apartments. In May 1997, the Partnership increased base rental rates at Palm Bay Apartments by an average of 4%.

Since the sale of Pacesetter Apartments on March 17, 1994, the focus of the Partnership's efforts has been directed to the renovation program at Palm Bay Apartments. Since repossession Palm Bay Apartments, the Partnership has completed capital renovation projects totaling $1,876,570. Occupancy rates have improved from 63% shortly after the Partnership repossessed Palm Bay Apartments to 95% at June 30, 1997.

On October 1, 1996, the General Partner decided to begin marketing Palm Bay Apartments for sale. This decision was based on favorable market conditions, the improved performance of Palm Bay Apartments, and the June 1, 1997 maturity of the Palm Bay mortgage note. On May 22, 1997, the Partnership entered into an amended agreement to sell Palm Bay Apartments to an unaffiliated purchaser for a cash purchase price of $6,750,000.

Consummation of the sale is subject to the satisfaction of certain conditions, including the approval of the limited partners of the Partnership to the sale of Palm Bay Apartments. Proxy solicitation materials were mailed to the limited partners on July 14, 1997. The General Partner scheduled an August 12, 1997 meeting of the limited partners. At that meeting, the limited partners approved the sale of Palm Bay Apartments and the dissolution of the Partnership. The sale is scheduled to close by September 2, 1997.

As the Partnership's last real estate asset, a sale of Palm Bay Apartments would also begin the process of dissolving the Partnership and, after establishing reserves for contingencies and winding up expenses, distributing all remaining Partnership funds to the partners.

RESULTS OF OPERATIONS
---------------------

Revenues:

Rental revenues at Palm Bay Apartments increased 6.3% and 10.1% for the quarter and six months ended June 30, 1997 as compared to the same periods of 1996. Most of the increase in rental revenue was obtained by improving the occupancy rate of the Orlando property. Vacancy losses decreased 36%, and other rental discounts and concessions decreased 40%. The occupancy rate at June 30,1997 improved to 95.1% from 94.2% at December 31, 1996. The occupancy rate at June 30, 1996 was 95.1%. The Partnership also increased base rental rates an average of 4% for the property's units. Although small rental rate increases have been implemented, most of the increase in rental revenues is from improved occupancy rates at the property.

Expenses:

Partnership expenses decreased $139,272 or 16.6% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. In accordance with accounting standards, the Partnership ceased depreciating Palm Bay Apartments after deciding to sell the property in October 1996. Thus, no depreciation is recorded for the second quarter of 1997 as opposed to $193,997 of depreciation during the second quarter of 1996.

Excluding depreciation, expenses increased $54,725 or 8.5% for the six months ended June 30, 1997. Increases in repair and maintenance, general and administrative, and general and administrative expenses paid to affiliates were partially offset by decreased interest expense.

Repair and maintenance expenses increased $31,913 or 19.9% for the first six months of 1997 as compared to the first six months of 1996. Costs incurred for replacement of appliances and floor coverings were expensed in 1997 as opposed to being capitalized in 1996. The 1997 costs did not meet the Partnership's capitalization criteria and were, therefore, expensed.

General and administrative expenses increased $9,048 or 55% for the first six months of 1997 as compared to the first six months of 1996. Beginning in 1997, the Partnership began incurring charges for investor services, which are now provided by a third party vendor instead of by affiliates of the General Partner.

General and administrative expenses paid to affiliates of the General Partner increased $14,298 or 74% for the first six months of 1997 as compared to the first six months of 1996. As discussed in the preceding paragraph, the
Partnership's costs for investor relations are reported in general and administrative instead of general and administrative paid to affiliates beginning in 1997. However, the Partnership incurred increased costs relating to the proposed sale of Palm Bay Apartments and the anticipated liquidation of the Partnership.

Interest expense decreased $11,225 or 10.8% in the first six months of 1997 as compared to the first six months of 1996. Interest expense on the Palm Bay mortgage note continues to decrease as the balance of the note is paid down through monthly debt service payments. Approximately half of the decrease is attributable to a one-time adjustment that increased interest expense in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash generated by Partnership operating activities increased to $194,868 for the six months ended June 30, 1997, a 10.7% increase over the $175,964 generated by operating activities for the first six months of 1996. The capital renovation projects undertaken at Palm Bay Apartments during the past three years have enabled the Partnership to improve the condition of Palm Bay Apartments, to improve the tenant profile of Palm Bay Apartments, and finally to improve the occupancy rate of Palm Bay Apartments. These steps, all beginning with the capital renovation program, now all Palm Bay Apartments to compete effectively with other apartment communities in the surrounding area.

For the balance of 1997, cash flow from operations is projected to be sufficient to pay for current operating expenses, budgeted capital improvements, and repayment of the Palm Bay mortgage note through monthly debt service payments. With the renovation of Palm Bay Apartments now complete, and net operating income restored to acceptable levels, the Partnership is now in a position to dispose of its investment in Palm Bay Apartment profitably.

The Partnership's investing activities since the March 17, 1994 sale of Pacesetter Apartments have been limited to renovating Palm Bay Apartments.
Capital expended for capital improvements at Palm Bay Apartments totaled $212,261 and $440,906 for the years ended December 31, 1996 and 1995, respectively. An additional $64,217 was expended for capital improvements during the first six months of 1997.

Financing activities since the sale of Pacesetter Apartments have been limited to repayment of the Palm Bay mortgage note through regularly scheduled monthly debt-service payments. Such payments totaled $137,627 and $126,137 for the years ended December 31, 1996 and 1995, respectively. An additional $73,446 of principal payments occurred during he first six months of 1997.

Liquidity:

The Palm Bay mortgage note was scheduled to mature on June 1, 1997. The General Partner discussed the impending maturity of the mortgage note and the prospects for the sale of Palm Bay Apartments with the holder of the mortgage note. Pursuant to those discussions, the holder of the mortgage note executed a forbearance letter on May 16, 1997, stating that the mortgage note holder will forbear from exercising its rights under the loan documents until September 1, 1997 so long as the Partnership continues paying monthly debt service payments as in the past. This agreement effectively extends the date the Partnership will have to payoff the mortgage note until September 1, 1997. If the sale of Palm Bay Apartments is consummated as scheduled on September 2, 1997, approximately $1,924,929 of sales proceeds will be required to payoff the Palm Bay mortgage note. The holder of the mortgage note has indicated informally that the forbearance letter will be honored until September 2, 1997.

The Partnership does not have and will not have adequate cash reserves to pay off the Palm Bay mortgage note before September 1, 1997 unless the Partnership can successfully sell Palm Bay Apartments before that date. Should the Partnership be required to pay off the Palm Bay mortgage note prior to the sale of Palm Bay Apartments, the General Partner will attempt to arrange interim financing from an affiliate of the General Partner or from a third party. The General Partner does not anticipate unusual difficulties securing temporary financing given the high level of equity the Partnership has in Palm Bay Apartments and the Partnership's decision to sell Palm Bay Apartments. However, such temporary financing, if needed, is not assured.

At June 30, 1997, the Partnership held $638,236 of cash and cash equivalents, up $57,205 from the balance at the end of 1996. Except for the impending maturity of the Palm Bay mortgage note, the General Partner considers the Partnership's cash reserves adequate for anticipated Partnership operations for the balance of 1997, or until Palm Bay Apartments is sold. Furthermore, the General Partner believes that operations at Palm Bay Apartments will generate sufficient cash flow to pay the operating expenses of Palm Bay Apartments, pay the required monthly debt service payments on the Palm Bay mortgage note, and provide funds to make necessary capital improvement to Palm Bay Apartments.

Although there can be no assurance as to the timing of any sale or liquidation, it is anticipated that such liquidation would result in distributions to the partners of the net cash proceeds from the sale of Palm Bay Apartments, subject to cash reserve requirements (including an estimated reserve of $200,000 to provide for legal fees and potential costs, expenses and losses from ongoing litigation), to be followed by a dissolution of the Partnership.

Distributions:

Distributions to partners have been suspended as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to limited partners will remain suspended until Palm Bay Apartments is sold and all liabilities of the Partnership are either paid or provided for. If the sale of Palm Bay Apartments closes as expected on September 2, 1997, the Partnership anticipates distributing available sales proceeds to the partners by the end of 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

On August 12, 1997, at a special meeting of limited partners, the Partnership's limited partners approved a proposal to amend the Restated Certificate and Agreement of Limited Partnership to authorize the General Partner to sell Palm Bay Apartments. This proposal was approved by 9,038.92 affirmative votes. 15 votes against the proposal were cast.

At the August 12, 1997 special meeting, limited partners also approved a proposal to authorize the General Partner to liquidate the Partnership. This second proposal was approved by 9,038.92 affirmative votes. 15 votes against the proposal were cast.

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended June 30, 1997.

      (1) Incorporated by reference to the Annual Report of Registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

      (2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 1992.

(b)   Reports on Form 8-K.

     On June 6, 1997, the Partnership filed a Current Report on Form 8-K to report the signing of a Real Estate Sales Agreement to sell Palm Bay Apartments to an unaffiliated purchaser. The sale is subject to the satisfaction of certain conditions, including the approval of the limited partners of the Partnership to the sale of Palm Bay Apartments. The sale is scheduled to close during the third quarter of 1997.

                       McNEIL PACIFIC INVESTORS FUND 1972

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                             McNEIL PACIFIC INVESTORS FUND 1972

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





August 13, 1997                   By:  /s/  Ron K. Taylor
---------------                       ------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                       Investors, Inc.
                                      (Principal Financial Officer)





August 13, 1997                    By:  /s/  Brandon K. Flaming
---------------                        -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)