Form 10-Q
period 1997-09-30
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1997-11-14
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934


      For the period ended      September 30, 1997
                           -----------------------------------------------------


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

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1997                 1996
                                                                       ---------------     ---------------
ASSETS
------
Asset held for sale.........................................           $             -     $     6,253,753

Cash and cash equivalents...................................                 5,285,695             581,031
Cash segregated for security deposits.......................                         -              57,204
Accounts receivable.........................................                         -               4,147
Prepaid expenses and other assets...........................                    22,842              23,694
Escrow deposits.............................................                   119,346              33,232
Deferred borrowing costs, net of accumulated
   amortization of $47,607 at December 31, 1996.............                         -               4,327
                                                                        --------------      --------------

                                                                       $     5,427,883     $     6,957,388
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgage note payable.......................................           $             -     $     2,023,577
Accrued interest............................................                         -              14,755
Other accrued expenses......................................                    10,665              24,346
Payable to affiliates - General Partner.....................                   150,272              17,108
Security deposits and deferred rental revenue...............                         -              58,081
                                                                        --------------      --------------
                                                                               160,937           2,137,867
                                                                        --------------      --------------

Partners' equity:
   Limited  partners - 15,000 limited partnership units
     authorized;  13,752.5 limited partnership units
     issued and outstanding.................................                 4,834,716           4,509,577
   General Partner..........................................                   432,230             309,944
                                                                        --------------      --------------
                                                                             5,266,946           4,819,521
                                                                        --------------      --------------

                                                                       $     5,427,883     $     6,957,388
                                                                        ==============      ==============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financialstatements.

                       McNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months Ended                     Nine Months Ended
                                                September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $      451,095       $    437,221    $    1,349,802    $     1,253,566
   Interest......................              9,056              8,560            24,143             19,721
   Gain on sale of
     real estate.................            151,141                  -           151,141                  -
                                       -------------      -------------     -------------      -------------
     Total revenue...............            611,292            445,781         1,525,086          1,273,287
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             40,700             47,895           133,196            151,616
   Depreciation..................                  -            100,119                 -            294,116
   Property taxes................             32,029             28,974            90,765             86,922
   Personnel expenses............             75,719             68,873           221,237            205,457
   Utilities.....................             16,696             16,036            50,785             48,938
   Repair and maintenance........             84,692             84,174           277,151            244,720
   Property management
     fees - affiliates...........             26,802             25,965            80,160             74,446
   Other property operating
     expenses....................             46,315             34,340           109,447            102,567
   General and administrative....             37,753             14,769            63,178             31,146
   General and administrative -
     affiliates..................             18,114             13,577            51,742             32,907
                                       -------------      -------------     -------------      -------------
     Total expenses..............            378,820            434,722         1,077,661          1,272,835
                                       -------------      -------------     -------------      -------------

Net income.......................     $      232,472     $       11,059    $      447,425     $          452
                                       =============      =============     =============      =============

Net income allocated
   to limited partners...........     $      110,186     $       11,059    $      325,139     $          452
Net income allocated
   to General Partner............            122,286                  -           122,286                  -
                                       -------------      -------------     -------------      -------------

Net income.......................     $      232,472     $       11,059    $      447,425     $          452
                                       =============      =============     =============      =============

Net income per limited
   partnership unit..............     $         8.01     $          .80    $        23.64     $          .03
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

                       McNEIL PACIFIC INVESTORS FUND 1972

                         STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996

                                                                                                     Total
                                                     General                  Limited              Partners'
                                                     Partner                 Partners               Equity
                                                 --------------          --------------        --------------
Balance at December 31, 1995..............       $      309,944          $    4,405,038        $    4,714,982

Net income................................                    -                     452                   452
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $      309,944          $    4,405,490        $    4,715,434
                                                  =============           =============         =============


Balance at December 31, 1996..............       $      309,944          $    4,509,577        $    4,819,521

Net income................................              122,286                 325,139               447,425
                                                  -------------           -------------         -------------

Balance at September 30, 1997.............       $      432,230          $    4,834,716        $    5,266,946
                                                  =============           =============         =============





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                        -----------------------------------
                                                                              1997                1996
                                                                        ---------------     ---------------
Cash flows from operating activities:
   Cash received from tenants.......................                    $    1,351,258      $    1,256,778
   Cash paid to suppliers...........................                          (732,813)           (664,713)
   Cash paid to affiliates..........................                          (135,738)           (108,546)
   Interest received................................                            24,143              19,721
   Interest paid....................................                          (143,624)           (138,888)
   Property taxes paid and escrowed.................                          (176,879)            (74,902)
                                                                         -------------       -------------

Net cash provided by operating activities...........                           186,347             289,450
                                                                         -------------       -------------

Cash flows from investing activities:
   Additions to real estate investments.............                           (69,821)           (137,449)
   Proceeds from sale of real estate................                         6,611,715                   -
                                                                         -------------       -------------
Net cash provided by (used in)
   investing activities.............................                         6,541,894            (137,449)
                                                                         -------------       --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable........................................                           (98,648)           (102,087)
   Retirement of mortgage note payable..............                        (1,924,929)                  -
                                                                         -------------       -------------

Net cash used in financing activities...............                        (2,023,577)           (102,087)
                                                                         -------------       -------------

Net increase in cash and cash equivalents...........                         4,704,664              49,914

Cash and cash equivalents at beginning
   of period........................................                           581,031             523,389
                                                                         -------------       -------------

Cash and cash equivalents at end of period..........                    $    5,285,695      $      573,303
                                                                         =============       =============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL PACIFIC INVESTORS FUND 1972

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                        ----------------------------------
                                                                              1997                1996
                                                                        --------------      --------------
Net income..........................................                    $      447,425      $          452
                                                                         -------------       -------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation.....................................                                 -             294,116
   Amortization of deferred borrowing costs.........                             4,327               7,790
   Gain on sale of real estate......................                          (151,141)                  -
   Changes in assets and liabilities:
     Cash segregated for security deposits..........                            57,204             (13,011)
     Accounts receivable............................                             4,147               2,017
     Prepaid expenses and other assets..............                               852              (1,047)
     Escrow deposits................................                           (86,114)            (74,902)
     Accounts payable...............................                                 -             (19,903)
     Accrued interest...............................                           (14,755)              4,938
     Accrued property taxes.........................                                 -              86,922
     Other accrued expenses.........................                           (13,681)            (12,624)
     Payable to affiliates - General Partner........                            (3,836)             (1,193)
     Security deposits and deferred rental
       revenue......................................                           (58,081)             15,895
                                                                         -------------       -------------
       Total adjustments............................                          (124,078)            288,998
                                                                         -------------       -------------

Net cash provided by operating activities...........                    $      186,347      $      289,450
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

                               September 30, 1997


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred or paid during the nine month periods ended September 30, 1997 and 1996.

The General Partner is entitled to receive a sales commission as compensation for selling Partnership property equal to the lesser of 4% of the sales price of the property sold or the customary fee charged by independent real estate brokers in the area where the property is located.

The General Partner is also entitled to a distribution of cash from sales and refinancings and cash from working capital reserves equal to 9.5% of such distributions. No such distributions were paid to the partners during 1996 or during the first nine months of 1997.

Compensation and reimbursements accrued for the benefit of the General Partner and its affiliates are as follows:

                                                            Nine Months Ended
                                                               September 30,
                                                         -----------------------
                                                             1997        1996
                                                         ----------    ---------

Property management fees - affiliates...............     $   80,160    $  74,446
Charged to gain on sale of real estate:
   Sales commission.................................        137,000            -
Charged to general and administrative -
   affiliates:
   Partnership administration.......................         51,742       32,907
                                                           --------     --------

                                                          $ 268,902    $ 107,353
                                                           ========     ========

NOTE 4.
-------

On September 30, 1997, the Partnership sold Palm Bay Apartments to an unaffiliated purchaser for a cash sales price of $6,850,000. Cash proceeds from the transaction, as well as the gain on sale, are detailed below.

                                                                                 Proceeds
                                                              Gain on Sale       from Sale
                                                             -------------    --------------
Sales price.........................................         $  6,850,000     $   6,850,000
Selling costs.......................................             (375,285)         (375,285)
   Add back unpaid sales commission
     due to the General Partner.....................                    -           137,000
Basis of real estate sold...........................           (6,323,574)
                                                              -----------      ------------

Gain on sale of real estate.........................         $    151,141
                                                              ===========

Proceeds from sale of real estate...................                              6,611,715
Sales commission due to the General Partner.........                               (137,000)
Retirement of mortgage note payable.................                             (1,924,929)
                                                                               -------------

Net cash proceeds...................................                          $   4,549,786
                                                                               ============

NOTE 5.
-------

On October 1, 1996, the General Partner placed the Partnership's only remaining property, Palm Bay Apartments, on the market for sale. Consequently, Palm Bay Apartments was classified as an Asset Held for Sale on the accompanying financial statements until the September 30, 1997 sale of the property.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

On September 30, 1997, the Partnership sold Palm Bay Apartments. The sale of Palm Bay Apartments completes the liquidation of the Partnership's real estate investment portfolio. Proceeds from the sale have been invested in short-term interest bearing accounts while the General Partner winds-up the Partnership's affairs.

RESULTS OF OPERATIONS
---------------------

Revenues:

Rental revenues at Palm Bay Apartments increased 3.2% and 7.7% for the quarter and nine months ended September 30, 1997 as compared to the same periods of 1996. Most of the increase in rental revenue was obtained by improving the occupancy rate of the Orlando property. Vacancy losses decreased 11.9%, and other rental discounts and concessions decreased 77%. The Partnership also increased base rental rates an average of 4.1% for the property's units.

Also included in revenues for the third quarter is the $151,141 gain on the sale of Palm Bay Apartments.

Expenses:

Partnership expenses decreased $195,174 or 15.3% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. For the third quarter, expenses decreased $55,902 or 12.9%. In accordance with accounting standards, the Partnership ceased depreciating Palm Bay Apartments after deciding to sell the property in October 1996. Thus, no depreciation is recorded in 1997; the Partnership incurred $294,116 of depreciation expense for the nine months ended September 30, 1996.

Excluding depreciation, expenses increased $98,942 or 10.1% for the nine months ended September 30, 1997. Increases in repair and maintenance, general and administrative, and general and administrative expenses paid to affiliates were partially offset by decreased interest expense.

Repair and maintenance expenses increased $32,431 or 13.2% for the first nine months of 1997 as compared to the first nine months of 1996. Costs incurred for replacement of appliances and floor coverings were expensed in 1997 as opposed to being capitalized in 1996. The 1997 costs did not meet the Partnership's capitalization criteria and were, therefore, expensed.

General and administrative expenses doubled to $63,178 for the first nine months of 1997 as compared to the first nine months of 1996. The Partnership incurred approximately $48,000 of costs in connection with the proxy of the limited partners to approve the sale of Palm Bay Apartments and the liquidation of the Partnership. Additionally, beginning in 1997, the Partnership began incurring charges for investor services, which are now provided by a third party vendor instead of by affiliates of the General Partner.

General and administrative expenses paid to affiliates of the General Partner increased $18,835 or 57% for the first nine months of 1997 as compared to the first  nine  months  of 1996.  As  discussed  in the  preceding  paragraph,  the
Partnership's costs for investor relations are reported in general and administrative instead of general and administrative paid to affiliates beginning in 1997. However, the Partnership incurred increased costs relating to the proposed sale of Palm Bay Apartments and the anticipated liquidation of the Partnership.

Interest expense decreased $18,420 or 12.1% in the first nine months of 1997 as compared to the first nine months of 1996. Interest expense on the Palm Bay mortgage note continues to decrease as the balance of the note is paid down through monthly debt service payments. Approximately half of the decrease is attributable to a one-time adjustment that increased interest expense in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash generated by Partnership operating activities decreased to $186,347 for the nine months ended September 30, 1997 from the $289,450 generated by operating activities for the first nine months of 1996. Increases in cash payments to suppliers, affiliates and for property taxes increased more than the increase in rental receipts from Palm Bay Apartments.

The Partnership also expended $69,821 in 1997 for capital improvements to Palm Bay Apartments prior to the September 30, 1997 sale of the property. Cash proceeds from the sale amounted to $6,611,715. Of that amount, $1,924,929 was used to retire the Palm Bay mortgage note. An additional $137,000 will be used to pay the sales commission due to the General Partner.

Liquidity:

As a result of the sale of Palm Bay Apartments and the retirement of the Palm Bay mortgage note, the Partnership had $5,285,695 of cash and cash equivalents as of September 30, 1997, and no material obligations other than a $137,000 sale commission due to the General Partner.

Distributions:

Distributions to partners have been suspended as part of the General Partner's policy of maintaining adequate cash reserves. However, with the sale of Palm Bay Apartments, the Partnership is now in the process of winding up its affairs, and will distribute its remaining cash to the limited partners after various provisions are made for remaining fees and expenses due to the General Partner, and for a $250,000 reserve to provide for potential legal fees, costs and expenses relating to ongoing litigation (see Item 1 - Legal Proceedings). The General Partner has determined to distribute approximately $4,772,397 in December 1997, of which $4,340,167 will be distributed to the limited partners, and $432,230 will be distributed to the General Partner.



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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants intend to file a demurrer to the second consolidated and amended complaint on or before December 1, 1997.

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

         27.                        Financial   Data   Schedule for  the quarter
                                    ended September 30, 1997.

      (1) Incorporated by reference to the Annual Report of Registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

      (2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 1992.

(b)   Reports on Form 8-K.

     On October 15, 1997, the Partnership  filed a Current Report on Form 8-K to
     report  the  September  30,  1997  sale  of  Palm  Bay   Apartments  to  an
     unaffiliated purchaser.

                       McNEIL PACIFIC INVESTORS FUND 1972

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                             McNEIL PACIFIC INVESTORS FUND 1972

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





November 14, 1997                 By:  /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)





November 14, 1997                 By:  /s/  Brandon K. Flaming
-----------------                    -------------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)