Form 10-K405
period 1997-12-31
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1998-03-31
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended   December 31, 1997
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-7162
                           ---------


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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code    (972)  448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------   -------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

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

Documents Incorporated by Reference:        See Item 14, page 27.

                                TOTAL OF 28 PAGES

                                     PART I

ITEM 1.  BUSINESS
------   --------

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

On March 8, 1972, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $15,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on April 30, 1973 with 13,795 Units sold for gross proceeds of $13,795,000 to the Partnership, including 50 Units purchased by the original general partners. 37.5 and 5 Units were relinquished in 1994 and 1995, respectively, leaving 13,752.5 Units outstanding at December 31, 1997.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential rental real estate and other real estate related assets. On September 30, 1997, the Partnership sold its last real estate asset, Palm Bay Apartments. The Partnership is in the process of liquidating its assets, satisfying its remaining creditors, and terminating its operations. At December 31, 1997, the Partnership did not own any income-producing properties.

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

Business Plan:

Pursuant to its plan to liquidate its remaining properties, the Partnership sold its last real estate asset, Palm Bay Apartments, on September 30, 1997. The Partnership is currently in the process of liquidating its assets, satisfying all remaining creditors, and terminating its operations. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information:

Within this document, certain statements are made as to expected Partnership developments, including the ultimate termination of the Partnership's business, satisfaction of the Partnership's creditors, and distributions to limited partners. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the outcome of litigation in which the Partnership is a defendant.

Environmental Matters:

The environmental laws of the Federal government and of certain state and local governments impose liability on current and former property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that properties in which it formerly had an ownership interest have such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

Other Information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $110 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $224.50 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership made no recommendation to the limited partners concerning the tender offers made with respect to the Partnership. The General Partner believes that as of January 31, 1998, High River has purchased approximately 11.7% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers have been dismissed without prejudice.

ITEM 2.  PROPERTY
-------  --------

The Partnership's last remaining property, Palm Bay Apartments, was sold to an unaffiliated purchaser on September 30, 1997.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

For discussion of the Southmark bankruptcy, see Item 1 - Business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

On August 12, 1997, at a special meeting of limited partners, the Partnership's limited partners approved a proposal to amend the Restated Certificate and Agreement of Limited Partnership to authorize the General Partner to sell Palm Bay Apartments. The proposal was approved by 9,038.92 affirmative votes. 15 votes against the proposal were cast.

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

(B)      Title of Class                       Number of Record Unit Holders

         Limited partnership units            1,165 as of January 31, 1998

(C) In December 1997, the Partnership distributed $4,772,400 to its partners. No distributions were made in 1996 or 1995. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Partnership's plan to pay a liquidating distribution to the partners.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                                Years Ended December 31,
Operations                              1997           1996            1995           1994           1993
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $   1,350,389   $  1,688,524    $  1,376,148   $  1,475,264   $  1,894,385
Gain on sale of
   real estate...............             151,141              -               -        574,701              -
Total revenue................           1,585,977      1,715,535       1,439,428      2,095,660      1,908,162
Write-down for impairment
   of real estate............                   -              -               -              -      2,700,000
Net income (loss)............             367,198        104,539        (285,886)       433,544     (3,102,551)

Net income (loss) per
   limited partnership unit..       $       17.81  $        7.60    $     (20.79)  $      48.52   $    (224.90)
                                     ============   ============     ===========    ===========    ===========

Distributions per limited
   partnership unit..........       $      315.59  $           -    $          -   $          -   $          -
                                     ============   ============     ===========    ===========    ===========

                                                                     As of December 31,
Balance Sheets                          1997           1996            1995           1994           1993
--------------                      -------------  -------------  --------------  -------------  --------------

Real estate investment, net....     $           -  $           -  $    6,335,493 $    6,239,081  $    5,814,474
Assets held for sale...........                 -      6,253,753               -              -       3,209,269
Total assets...................           451,506      6,957,388       6,993,903      7,516,368       9,405,117
Mortgage notes payable.........                 -      2,023,577       2,161,204      2,287,341       4,523,714
Partners' equity...............           414,319      4,819,521       4,714,982      5,000,868       4,567,324


See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership sold Palm Bay Apartments on September 30, 1997. Pacesetter Apartments was sold on March 17, 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

On September 30, 1997, the Partnership sold its last real estate asset, Palm Bay Apartments. Proceeds from the sale were distributed to the partners in December 1997. As of the end of 1997, the Partnership's sole remaining asset consisted of $451,506 of cash and cash equivalents. At the end of 1997, the Partnership's liabilities consisted of $37,187 of accrued expenses, $17,485 of which were due to affiliates of the General Partner.

The Partnership remains subject to litigation as discussed in Item 3 - "Legal Proceedings." The General Partner intends to use the Partnership's remaining funds for the payment of costs associated with the litigation. After the remaining litigation is either adjudicated or otherwise settled, and all legal and other costs have been provided for, remaining Partnership funds, if any, will be distributed to the partners.

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996:

Revenue:

Rental revenue decreased $338,135 or 20% in 1997 as compared to 1996. Rental revenue decreased due to the September 30, 1997 sale of Palm Bay Apartments. Prior to the sale, rental revenues from Palm Bay Apartments were up 7.7% due to an improving occupancy rate. Vacancy losses for the period from January 1, 1997 through the date of sale decreased 11.9% as compared to the same period of 1996, while other rental discounts and concessions had decreased 77%.

The Partnership reported a $151,141 gain on the sale of Palm Bay Apartments. No such gain was realized in 1996. Proceeds from the sale of Palm Bay Apartments were invested in interest-bearing cash accounts. As a result, interest revenue increased to $84,447 for 1997 as compared to $27,011 of interest earned in 1996.

Expenses:

Expenses decreased $392,217 or 24% for 1997 as compared to 1996. Interest, property taxes, personnel expenses, property management fees, utilities and other operating expenses all decreased as a result of the September 30, 1997 sale of Palm Bay Apartments.

Repairs and maintenance, however, increased despite the sale of Palm Bay Apartments. Repairs and maintenance increased $1,104 to $312,631. Expenditures for replacement of floor covering and appliances, due to their magnitude, were capitalized in 1996. Such expenditures did not qualify for capitalization in 1997 and were, as a consequence, expensed.

General and administrative expenses increased $11,064 or 14.4% in 1997 compared to 1996. Beginning in 1997, investor services were provided by an independent contractor instead of by affiliates of the General Partner. $8,971 of the increase in general and administrative expenses is due to investor services costs.

General and administrative expenses paid to affiliates increased $42,189 to $88,126 in 1997 as compared to $45,937 in 1996. Included in general and administrative expenses paid to affiliates for 1997 is a $23,368 partnership management fee. Partnership management fees are equal to 9.5% of distributions of cash from operations paid to the limited partners. No such fee was incurred in 1996. Partnership administrative fees also increased because of expenses incurred as the Partnership begins to wind up its business affairs. Such increases were partially offset by decreased costs for investor services as explained in the preceding paragraph.

1996 compared to 1995:

Revenue:

Rental revenue increased $312,376 or 23% in 1996 compared to 1995. Base rental rates were increased 1.7% at Palm Bay Apartments during 1996. However, most of the increased rental revenue came from improved occupancy at the Orlando property. The capital improvement program and other management strategies successfully improved the tenant profile, increased base rental rates, and raised the occupancy rate to acceptable levels.

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

Property taxes increased 19% due to an increased assessed valuation of Palm Bay Apartments. Prior to 1994, the assessed value of Palm Bay Apartments remained relatively low as a result of the deferred maintenance at the property. The extensive capital renovation program enhanced the value of the property and raised its assessed value for property tax purposes.

Personnel expenses increased $20,993 or 8.7% in 1996 compared to 1995. The Partnership increased maintenance staffing at Palm Bay Apartments. The additional staffing enabled the property to assume some of the maintenance tasks formerly done by outside contractors. The additional staffing also gave management more flexibility in scheduling work orders for repairs requested by tenants and thereby helped to improve relations with the property's tenants.

Property management fees-affiliates increased $20,207 or 25% in 1996 compared to 1995. The increase in net rental revenue of Palm Bay Apartments also caused a corresponding increase in property management fees that were based on a percentage of rental receipts of the property.

The 1996 increase in occupancy at Palm Bay Apartments allowed the Partnership to reduce expenditures for advertising and referral or locator fees. Improving the tenant profile generally decreases the amount of bad debts incurred by a property. These factors led to a $52,655 or 28% decrease in other property operating expenses.

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

Repairs and maintenance expense decreased $33,997 or 9.8% in 1996 compared to 1995. New capital assets replaced older assets that needed repairs. Furthermore, raising the occupancy rate, and improving both the tenant profile and tenant turnover decreased make-ready costs associated with releasing apartments units to new tenants.

Improved occupancy meant that more tenants were paying for electricity for their individual units. Otherwise, the Partnership bore the cost of keeping utilities turned on in vacant units. This factor led to a $15,153 or 18.7% decrease in utility expenses for the Partnership.

Finally,  general  and  administrative  expenses  paid to  affiliates  decreased
$34,660 or 43% in 1996 compared to 1995. This decrease was due to a reduced level of overhead expenses charged to the Partnership by affiliates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated cash of $261,558 from operating activities in 1997, a decrease from the $407,530 generated from operating activities in 1996. The September 30, 1997 sale of Palm Bay Apartments, the Partnership's last real estate asset, accounts for the decrease. The Partnership realized $4,549,786 of cash from the sale of Palm Bay Apartments, after retirement of the Palm Bay mortgage note. The cash realized from the sale of Palm Bay Apartments, as well as some cash reserves of the Partnership, were distributed to the partners in December 1997.

Short-term Liquidity:

At December 31, 1997, the Partnership held $451,506 of cash and cash equivalents. The Partnership owns no other assets. The Partnership intends to use its remaining funds to pay the remaining accrued expenses owed by the Partnership, in the amount of $37,187 as of December 31, 1997, to pay all remaining expenses connected with the termination of the Partnership, and to provide a contingency reserve to pay all costs associated with ongoing litigation involving the Partnership as a defendant. After all expenses have been provided for, and the litigation is resolved through either adjudication or settlement, all remaining Partnership funds will be distributed to the partners in accordance with terms of the Partnership Agreement. The General Partner considers the current balance of cash and cash equivalents adequate for all of these purposes.

Long-term Liquidity:

Because the Partnership is terminating its affairs, long-term liquidity no longer remains as an issue for the Partnership.

Distributions:

In December 1997, the Partnership distributed $4,772,400 to its partners. This distribution includes $4,549,786 of net cash proceeds from the sale of Palm Bay Apartments, as well as $222,614 of cash reserves of the Partnership. Distribution of the remaining cash reserves of the Partnership will be made from any remaining funds of the Partnership after all liabilities of the Partnership have been paid, including costs associated with terminating the Partnership's affairs, and costs associated with adjudicating or settling litigation in which the Partnership is involved.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------


                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       11

   Statement of Net Assets in Liquidation at December 31, 1997....................                       12

   Balance Sheet at December 31, 1996.............................................                       13

   Statements of Operations for each of the three years in the period
      ended December 31, 1997.....................................................                       14

   Statements of Partners' Equity for each of the three years in the
      period ended December 31, 1997..............................................                       15

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1997.....................................................                       16

   Notes to Financial Statements..................................................                       18




All schedules are omitted because they are not applicable or the financial information required is included in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Pacific Investors Fund 1972:

We have audited the accompanying balance sheet of McNeil Pacific Investors Fund 1972 (a California limited partnership) as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. In addition, we have audited the statement of net assets in liquidation as of December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 6 to the financial statements, on August 12, 1997, the sale of Palm Bay Apartments and the dissolution of the Partnership were approved at a meeting of the limited partners. After the September 30, 1997 sale of Palm Bay Apartments, the General Partner commenced the dissolution and termination of the Partnership. As a result, the Partnership has changed its basis of accounting as of and for the periods subsequent to December 31, 1997, from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 31, 1997, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Pacific Investors Fund 1972 as of December 31, 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, and its net assets in liquidation as of December 31, 1997, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.


/s/  Arthur Andersen LLP


Dallas, Texas
   March 20, 1998

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                     STATEMENT OF NET ASSETS IN LIQUIDATION


                                                                                    December 31,
                                                                                        1997
                                                                                    ------------

ASSETS
------
Cash and cash equivalents..............................................             $     451,506
                                                                                     ------------

                                                                                    $     451,506
                                                                                     ============


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Other accrued expenses.................................................             $      19,702
Payable to affiliates - General Partner................................                    17,485
                                                                                     ------------
                                                                                           37,187

Partners' equity:
   Limited  partners - 15,000 limited  partnership  units  authorized;
     13,752.5 limited partnership units
     issued and outstanding............................................                   414,319
   General Partner.....................................................                         -
                                                                                     ------------
                                                                                          414,319
                                                                                     ------------

                                                                                   $     451,506
                                                                                     ============

                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                                  BALANCE SHEET


                                                                                     December 31,
                                                                                        1996
                                                                                    -------------
ASSETS
-------
Asset held for sale....................................................             $   6,253,753
Cash and cash equivalents..............................................                   581,031
Cash segregated for security deposits..................................                    57,204
Accounts receivable....................................................                     4,147
Prepaid expenses and other assets......................................                    23,694
Escrow deposits........................................................                    33,232
Deferred borrowing costs, net of accumulated
   amortization of $47,607.............................................                     4,327
                                                                                     ------------

                                                                                    $   6,957,388
                                                                                     ============


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgage note payable..................................................             $   2,023,577
Accrued interest.......................................................                    14,755
Other accrued expenses.................................................                    24,346
Payable to affiliates - General Partner................................                    17,108
Security deposits and deferred rental revenue..........................                    58,081
                                                                                     ------------
                                                                                        2,137,867

Partners' equity:
   Limited partners - 15,000 limited partnership units authorized;
     13,752.5 limited partnership units issued and outstanding.........                 4,509,577
   General Partner.....................................................                   309,944
                                                                                     ------------
                                                                                        4,819,521

                                                                                     ------------
                                                                                    $   6,957,388
                                                                                     ============



                 See accompanying notes to financial statements

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                            STATEMENTS OF OPERATIONS

                                                              For the Years Ended December 31,
                                                   ---------------------------------------------------
                                                       1997               1996               1995
                                                   --------------     --------------    --------------
Revenue:
   Rental revenue..........................        $    1,350,389     $    1,688,524    $     1,376,148
   Interest and other revenue..............                84,447             27,011             63,280
   Gain on sale of real estate.............               151,141                  -                  -
                                                    -------------      -------------     --------------
     Total revenue.........................             1,585,977          1,715,535          1,439,428
                                                    -------------      -------------     --------------

Expenses:
   Interest................................               133,196            198,739            198,948
   Depreciation............................                     -            294,001            344,494
   Property taxes..........................                90,765            121,352            101,961
   Personnel expenses......................               245,872            263,324            242,331
   Repairs and maintenance.................               312,631            311,527            345,524
   Property management fees -
     affiliates............................                80,160             99,681             79,474
   Utilities...............................                53,794             65,901             81,054
   Other property operating expenses.......               126,264            133,627            186,282
   General and administrative..............                87,971             76,907             64,649
   General and administrative -
     affiliates............................                88,126             45,937             80,597
                                                    -------------      -------------     --------------
     Total expenses........................             1,218,779          1,610,996          1,725,314
                                                    -------------      -------------     --------------

Net income (loss)..........................        $      367,198     $      104,539    $     (285,886)
                                                    =============      =============     =============

Net income (loss) allocated to
   limited partners........................        $      244,912     $      104,539    $      (285,886)
Net income allocated to General
   Partner.................................               122,286                  -                  -
                                                    -------------      -------------     --------------

Net income (loss)..........................        $      367,198     $      104,539    $      (285,886)
                                                    =============      =============     ==============

Net income (loss) per limited
   partnership unit........................        $        17.81     $         7.60    $        (20.79)
                                                    =============      =============     ==============

Distributions per limited partnership
   unit....................................        $       315.59     $            -    $             -
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                         STATEMENTS OF PARTNERS' EQUITY

              For the Years Ended December 31, 1997, 1996 and 1995

                                                                                                      Total
                                                     General                  Limited               Partners'
                                                     Partner                 Partners                Equity
                                                  --------------          --------------        --------------
Balance at December 31, 1994..............       $       309,944         $     4,690,924       $     5,000,868

Net loss..................................                     -                (285,886)             (285,886)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............               309,944               4,405,038             4,714,982

Net income................................                     -                 104,539               104,539
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............               309,944               4,509,577             4,819,521

Net income................................               122,286                 244,912               367,198

Distributions to partners.................              (432,230)             (4,340,170)           (4,772,400)
                                                  --------------          --------------        --------------

Balance at December 31, 1997..............       $             -         $       414,319       $       414,319
                                                  ==============          ==============        ==============

                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                            For the Years Ended December 31,
                                                    ---------------------------------------------------
                                                         1997               1996               1995
                                                    -------------      -------------     --------------
Cash flows from operating activities:
   Cash received from tenants..............        $    1,350,036     $    1,682,397    $     1,333,612
   Cash paid to suppliers..................              (803,859)          (869,237)          (909,351)
   Cash paid to affiliates.................              (167,909)          (143,737)          (238,173)
   Interest received.......................                84,447             27,011             63,280
   Interest paid...........................              (143,624)          (183,673)          (195,164)
   Property taxes paid.....................               (57,533)          (105,231)           (26,133)
                                                    -------------      -------------     --------------
Net cash provided by operating
    activities.............................               261,558            407,530             28,071
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................               (69,821)          (212,261)          (440,906)
   Proceeds from sale of real estate
     investment............................             6,474,715                  -                  -
                                                    -------------      -------------     --------------
Net cash provided by (used in)
    investing activities...................             6,404,894           (212,261)          (440,906)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................               (98,648)          (137,627)          (126,137)
   Retirement of mortgage note
     payable...............................            (1,924,929)                 -                  -
   Distributions to partners...............            (4,772,400)                 -                  -
                                                    -------------      -------------     --------------
Net cash used in financing activities......            (6,795,977)          (137,627)          (126,137)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash and
     cash equivalents......................              (129,525)            57,642           (538,972)

Cash and cash equivalents at
     beginning of year.....................               581,031            523,389          1,062,361
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...............................        $      451,506     $      581,031    $       523,389
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                            STATEMENTS OF CASH FLOWS

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------     --------------
Net income (loss)..........................        $      367,198     $      104,539    $      (285,886)
                                                    -------------      -------------     --------------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation............................                     -            294,001            344,494
   Amortization of deferred borrowing
     costs.................................                 4,327             10,387             10,387
   Gain on sale of real estate.............              (151,141)                 -                  -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                57,204            (13,319)            (7,576)
     Accounts receivable...................                 4,147               (298)              (108)
     Prepaid expenses and other
       assets..............................                23,694               (474)             1,374
     Escrow deposits.......................                33,232             16,121             75,828
     Accounts payable......................                     -            (20,363)           (10,965)
     Accrued interest......................               (14,755)             4,679             (6,603)
     Other accrued expenses................                (4,644)              (507)           (13,832)
     Payable to affiliates - General
       Partner.............................                   377              1,881            (78,102)
     Security deposits and deferred
       rental revenue......................               (58,081)            10,883               (940)
                                                    -------------      -------------     --------------

         Total adjustments.................              (105,640)           302,991            313,957
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $      261,558     $      407,530    $        28,071
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1997


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

The Partnership sold Palm Bay Apartments, the Partnership's sole remaining real estate asset, on September 30, 1997.

Basis of Presentation
---------------------

At a meeting of the limited partners on August 12, 1997, the limited partners approved the sale of Palm Bay Apartments and the dissolution of the Partnership. After the September 30, 1997 sale of Palm Bay Apartments, the General Partner commenced the dissolution and termination of the Partnership. The assets and liabilities in the accompanying statement of net assets in liquidation at December 31, 1997 are valued at their estimated realizable values and estimated settlement amounts, respectively. The Partnership is in the process of liquidating its assets, satisfying all creditors and claims against the Partnership, distributing its remaining assets to its partners, and terminating its existence.

Asset Held for Sale
-------------------

During the period the asset was held for sale, the asset was stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on the asset ceased at the time it was placed on the market for sale.

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

Escrow Deposits
---------------

The Partnership was required to maintain an escrow account in accordance with terms of the Palm Bay mortgage note. This escrow account was controlled by the mortgagee and was used for payment of property taxes. Carrying amounts for escrow deposits approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain or modify long-term financing on real property were capitalized and amortized using a method that approximated the effective interest method over the term of the related mortgage note payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Rental Revenue
--------------

The Partnership leased its property under short-term operating leases. Lease terms generally were less than one year in duration. Rental revenue was recognized as earned.

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

An estimated gain on the ultimate disposition of Palm Bay Apartments, in the amount of $309,944, was allocated to the General Partner in 1983 based upon a 1983 sales contract for Palm Bay Apartments. An adjustment was made in 1997 to adjust the amount allocated to the General Partner based on the 1997 sale of Palm Bay Apartments.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1997, 1996 and 1995 have been made in accordance with these provisions.

Distributions
-------------
At the discretion of the General Partner, distributions to partners are paid from operations of the Partnership's property, from the sale or refinancing of the property, or from cash maintained as working capital reserves.
Cash from operations is distributed 100% to the limited partners.

Distributions of cash from sales and refinancings and cash from working capital reserves are made in the order shown on the following page:

(a) First to the limited partners in an amount, when added to all prior distributions to the limited partners of disposition proceeds, that equals 109.6% of the portion of net offering proceeds invested in property sold; then,

(b) of the remaining balance, 90.5% to the limited partners and 9.5% to the General Partner.

In December 1997, the Partnership distributed $4,772,400 to its partners. This distribution includes $4,549,786 of net cash proceeds from the sale of Palm Bay Apartments, as well as $222,614 of cash reserves of the Partnership. Distribution of the remaining cash reserves of the Partnership will be made from any remaining funds of the Partnership after all liabilities of the Partnership have been paid, including costs associated with terminating the Partnership's affairs, and costs associated with adjudicating or settling litigation in which the Partnership is involved. No distributions were paid to the partners during 1996 or 1995.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per limited partnership unit ("Units") is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 13,752.5 Units outstanding in 1997, 1996, and 1995.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. The Partnership incurred a partnership management fee of $23,368 in 1997. No partnership management fees were incurred during 1996 or 1995.

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

The General Partner is entitled to receive a sales commission as compensation for selling Partnership property equal to the lesser of 4% of the sales price of the property sold or the customary fee charged by independent real estate brokers in the area where the property is located. The Partnership paid a $137,000 sales commission to the General Partner in connection with the sale of Palm Bay Apartments.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                              For the Years Ended December 31,
                                                   ------------------------------------------------------
                                                        1997                1996                1995
                                                   --------------      --------------      --------------
Property management fees -
   affiliates................................      $       80,160      $       99,681      $       79,474
Charged to general and administrative -
   affiliates:
   Partnership administration................              64,758              45,937              80,597
Charged to general and administrative -
   affiliates:
   Partnership management fee................              23,368                   -                   -
Charged to gain on sale of real estate:
   Sales commission..........................             137,000                   -                   -
                                                    -------------       -------------       -------------

                                                   $      305,286      $      145,618      $      160,071
                                                    =============       =============       =============

Charged to General Partner's equity:
   Distribution of cash from sales...........      $      432,230      $            -      $            -
                                                    =============       =============       =============

Payable to affiliates - General Partner at December 31, 1997 consists of reimbursable administrative costs. Payable to affiliates - General Partner at December 31, 1996 consisted of property management fees and reimbursable administrative costs.

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $24,758 in 1997. The Partnership's net assets and liabilities for financial reporting purposes exceeded the net assets and liabilities for tax purposes by $1,981,839 in 1996 and $1,948,374 in 1995.

NOTE 4 - ASSET HELD FOR SALE
----------------------------

On October 1, 1996, the General Partner determined that the market timing was right for placing the Partnership's sole remaining real estate asset, Palm Bay Apartments, on the market for sale. This decision was based both on favorable market conditions and the June 1997 maturity of the Palm Bay mortgage note. Consequently, the Partnership classified its investment in Palm Bay Apartments as an asset held for sale on the December 31, 1996 Balance Sheet at a net book value of $6,253,753.

On September 30, 1997, the Partnership sold Palm Bay Apartments to an unaffiliated buyer.

NOTE 5 - MORTGAGE NOTE PAYABLE
------------------------------

The following table sets forth the Partnership's mortgage note at December 31, 1997 and 1996. The mortgage note was secured by Palm Bay Apartments.

                           Mortgage         Annual          Monthly
                             Lien          Interest        Payments/                   December 31,
Property                 Position (a)       Rates %      Maturity Date             1997             1996
--------                 ------------       -------    ------------------     ---------------   -------------
Palm Bay                 First              8.750      $26,775     06/97      $            -    $   2,023,577
                                                                               =============     ============

(a)     The debt was non-recourse to the Partnership.


NOTE 6 - SALE OF REAL ESTATE
----------------------------

On September 30, 1997, the Partnership sold its investment in Palm Bay Apartments to an unaffiliated buyer for a cash sales price of $6,849,500. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                                   Gain on Sale           Cash Proceeds
                                                                  ----------------        ----------------
       Sales price........................................        $      6,849,500        $     6,849,500
       Selling costs......................................                (374,785)              (374,785)
       Basis of real estate sold..........................              (6,323,574)
                                                                   ---------------

       Gain on sale.......................................        $        151,141
                                                                   ===============          --------------

       Proceeds from sale of real estate..................                                       6,474,715
       Retirement of mortgage note........................                                      (1,924,929)
                                                                                            --------------

       Net cash proceeds..................................                                 $     4,549,786
                                                                                            ==============

NOTE 7 - LEGAL PROCEEDINGS
--------------------------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------

Robert A. McNeil,              77       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active  operations
                                        of  McREMI  and  McNeil  Partners,  L.P.
                                        began in February 1991, Mr. McNeil was a
                                        private investor. Mr. McNeil is a member
                                        of the International  Board of Directors
                                        of the Salk  Institute,  which  promotes
                                        research in improvements in health care.

Carole J. McNeil               54       Mrs.  McNeil      is  Co-Chairman,  with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began  in real  estate  as  Manager  and
                                        Marketing  Director  of Title  Insurance
                                        and  Trust in  Marin  County,  CA.  Mrs.
                                        McNeil serves on the International Board
                                        of Directors of the Salk Institute.

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------
Ron K. Taylor                  40       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively
                                        involved  in the  real  estate  industry
                                        since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

         No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Partnership's securities with the exception of the following:

         1. The General Conference Corporation of Seventh Day Adventists, 12501 Old Columbia Pike, Silver Spring, Maryland, 20904, owns 950 (6.9%) of the Partnership's Units as of January 31, 1998.

         2. A group of ten limited partnerships affiliated with Liquidity Financial Corporation, all of whose outstanding stock is owned by Richard G. Wollack and Brent R. Donaldson, 2200 Powell Street,
              Suite 700, Emeryville, California, 94608, collectively own 825 (6.0%) of the Partnership's Units as of January 31, 1998.

         3.   High   River  Limited  Partnership,  100  S. Bedford  Road,  Mount
              Kisco, New York, 10549, owns 1,606 (11.7%) of the Partnership's Units as of January 31, 1998.

(B)      Security ownership of management.

         As of January 31, 1998, the General Partner and the officers and directors of its general partner collectively own 50 Units, which is less than 1% of Units outstanding.

(C)      Change in control.

         None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. The Partnership incurred partnership management fees of $23,368 in 1997.

The Partnership pays property management fees equal to 6% of gross rental receipts of the Partnership's property to McREMI for providing property management and leasing services for the Partnership's property. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1997, the Partnership incurred $144,918 of property management fees and reimbursements.

The General Partner is entitled to receive a sales commission as compensation for selling Partnership property equal to the lesser of 4% of the sales price of the property sold or the customary fee charged by independent brokers in the area where the property is located. The Partnership paid an $137,000 commission to the General Partner in connection with the 1997 sale of Palm Bay Apartments.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 2 - "Transactions with Affiliates."

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------   ------------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data..

(A)           Exhibits

              The following exhibits are incorporated by reference and are an integral part of this Form 10-K.

              Exhibit
              Number                  Description
              --------                -----------

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

              10.4                    Amendment of  Property   Management Agree-
                                      ment,  dated  January  1,  1995,   between
                                      McNeil  Pacific  Investors  Fund  1972 and
                                      McNeil Real Estate Management, Inc. (2)

              10.5                    Modification  Agreement,  dated  effective
                                      June 1, 1992,  between M R Partners,  Inc.
                                      and John  Hancock  Mutual  Life  Insurance
                                      Company. (2)

              Exhibit
              Number                  Description
              --------                -----------
              11.                     Statement regarding   computation  of  net
                                      income (loss) per limited partnership unit
                                      (see Note 1 to Financial Statements).

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

              27.                     Financial Data Schedule for the year ended
                                      December 31, 1997.

(B)    Reports on    Form 8-K. On   October 15,  1997, the  Partnership  filed a
       Current Report on Form  8-K  reporting  the sale of Palm Bay   Apartments
       for $6,850,000.

                       McNEIL PACIFIC INVESTORS FUND 1972
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             McNEIL PACIFIC INVESTORS FUND 1972


                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner



March 31, 1998                    By:  /s/  Robert A. McNeil
--------------                         -----------------------------------------
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




March 31, 1998                    By:  /s/  Ron K. Taylor
--------------                         -----------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)




March 31, 1998                    By:  /s/  Brandon K. Flaming
--------------                         -----------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)