Form 10-Q
period 1998-03-31
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1998-05-14
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


      For the quarterly period ended          March 31, 1998
                                     -------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)


                                                                           March 31,         December 31,
                                                                             1998                1997
                                                                       ---------------      --------------
ASSETS
------

Cash and cash equivalents...................................           $       417,100      $      451,506
                                                                        --------------       -------------

                                                                       $       417,100      $      451,506
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Other accrued expenses......................................           $         2,563      $       19,702
Payable to affiliates - General Partner.....................                    17,485              17,485
                                                                        --------------       -------------
                                                                                20,048              37,187
                                                                        --------------       -------------
Partners' equity:
   Limited  partners - 15,000 limited  partnership units
    authorized; 13,752.5 limited partnership units issued
    and outstanding at March 31, 1998 and December 31, 1997.                   397,052             414,319
   General Partner..........................................                         -                   -
                                                                        --------------       -------------
                                                                               397,052             414,319
                                                                        --------------       -------------

                                                                       $       417,100      $      451,506
                                                                        ==============       =============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                        ----------------------------------
                                                                              1998               1997
                                                                        --------------      --------------
Revenue:
   Rental revenue...................................                    $            -      $      446,579
   Interest.........................................                             4,910               7,517
                                                                         -------------       -------------
     Total revenue..................................                             4,910             454,096
                                                                         -------------       -------------

Expenses:
   Interest.........................................                                 -              46,334
   Property taxes...................................                                 -              29,762
   Personnel expenses...............................                                73              87,783
   Utilities........................................                                 -              18,267
   Repair and maintenance...........................                             8,592              92,529
   Property management fees - affiliates............                                 -              26,687
   Other property operating expenses................                             1,494              40,642
   General and administrative.......................                            15,568              10,089
   General and administrative - affiliates..........                            (3,550)             12,759
                                                                         -------------       -------------
     Total expenses.................................                            22,177             364,852
                                                                         -------------       -------------

Net income (loss)...................................                    $      (17,267)     $       89,244
                                                                         =============       =============

Net income (loss) allocated to limited partners.....                    $      (17,267)     $       89,244
Net income (loss) allocated to General Partner......                                 -                   -
                                                                         -------------       -------------

Net income (loss)...................................                    $      (17,267)     $       89,244
                                                                         =============       =============

Net income (loss) per limited partnership unit......                    $        (1.26)     $         6.49
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

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997

                                                                                                     Total
                                                     General                  Limited              Partners'
                                                     Partner                 Partners               Equity
                                                 ---------------         ---------------       --------------
Balance at December 31, 1996..............       $      309,944          $    4,509,477        $    4,819,521

Net income................................                    -                  89,244                89,244
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $      309,944          $    4,598,821        $    4,908,765
                                                  =============           =============         =============


Balance at December 31, 1997..............       $            -          $      414,319        $      414,319

Net loss..................................                    -                 (17,267)              (17,267)
                                                  -------------           -------------         -------------

Balance at March 31, 1998.................       $            -          $      397,052        $      397,052
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

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                Three Months Ended
                                                                                     March 31,
                                                                        -----------------------------------
                                                                              1998                1997
                                                                        ---------------     ---------------
Cash flows from operating activities:
   Cash received from tenants.......................                    $            -      $      452,488
   Cash paid to suppliers...........................                           (42,866)           (263,524)
   Cash received from (paid to) affiliates..........                             3,550             (33,905)
   Interest received................................                             4,910               7,517
   Interest paid....................................                                 -             (44,004)
   Property taxes paid and escrowed.................                                 -             (27,887)
                                                                         -------------       -------------
Net cash provided by (used in) operating
   activities.......................................                           (34,406)             90,685
                                                                         -------------       -------------

Cash flows from investing activities:
   Additions to real estate investments.............                                 -             (58,308)
                                                                         -------------       -------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable........................................                                 -             (36,323)
                                                                         -------------       -------------

Net decrease in cash and cash equivalents...........                           (34,406)             (3,946)

Cash and cash equivalents at beginning
   of period........................................                           451,506             581,031
                                                                         -------------       -------------

Cash and cash equivalents at end of period..........                    $      417,100      $      577,085
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

                       MCNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

      Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in)
                              Operating Activities

                                                                                Three Months Ended
                                                                                     March 31,
                                                                        ----------------------------------
                                                                              1998               1997
                                                                        ---------------    ---------------

Net income (loss)...................................                    $      (17,267)     $       89,244
                                                                         -------------       -------------

Adjustments to reconcile net income (loss) to net
   cash  provided by operating activities:
   Amortization of deferred borrowing costs.........                                 -               2,595
   Changes in assets and liabilities:
     Cash segregated for security deposits..........                                 -                (308)
     Accounts receivable............................                                 -               3,865
     Prepaid expenses and other assets..............                                 -               2,866
     Escrow deposits................................                                 -             (27,887)
     Accounts payable...............................                                 -                   -
     Accrued interest...............................                                 -                (265)
     Accrued property taxes.........................                                 -              29,762
     Other accrued expenses.........................                           (17,139)            (18,816)
     Payable to affiliates - General Partner........                                 -               5,541
     Security deposits and deferred rental
       revenue......................................                                 -               4,088
                                                                         -------------       -------------
       Total adjustments............................                           (17,139)              1,441
                                                                         -------------       -------------

Net cash provided by (used in) operating
   activities.......................................                    $      (34,406)     $       90,685
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

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                          Notes To Financial Statements
                                   (Unaudited)

                                 March 31, 1998


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

At a meeting of the limited partners on August 12, 1997, the limited partners approved the sale of Palm Bay Apartments and the dissolution of the Partnership. After the September 30, 1997 sale of Palm Bay Apartments, the General Partner commenced the dissolution and termination of the Partnership. The assets and liabilities in the accompanying statements of net assets in liquidation at March 31, 1998 and December 31, 1997 are valued at their estimated realizable values and estimated settlement amounts, respectively. The Partnership is in the process of liquidating its assets, satisfying all creditors and claims against the Partnership, distributing its remaining assets to its partners, and terminating its existence.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Pacific Investors Fund 1972, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

NOTE 3.
-------

The Partnership paid property management fees equal to 6% of the gross rental receipts of the Partnership's property to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management and leasing services for the Partnership's property.

The Partnership reimbursed McREMI for its costs, including overhead, of administering the Partnership's affairs.

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred or paid during the three month periods ended March 31, 1998 and 1997.

The General Partner was entitled to receive a sales commission as compensation for selling Partnership property equal to the lesser of 4% of the sales price of the property sold or the customary fee charged by independent real estate brokers in the area where the property was located.

The General Partner was also entitled to a distribution of cash from sales and refinancings and cash from working capital reserves equal to 9.5% of such distributions.

Compensation and reimbursements accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1998         1997
                                                          ---------    --------

Property management fees - affiliates...............      $      -     $ 26,687
Charged to general and administrative -
   affiliates:
   Partnership administration.......................        (3,550)      12,759
                                                           -------      -------

                                                          $ (3,550)    $ 39,446
                                                           =======      =======

NOTE 4.
-------

On September 30, 1997, the Partnership sold Palm Bay Apartments to an unaffiliated purchaser for a cash sales price of $6,849,500. Cash proceeds from the transaction, as well as the gain on sale, are detailed below.

                                                  Gain on Sale   Cash Proceeds

Sales price..................................     $  6,849,500   $ 6,849,500
Selling costs................................         (374,785)     (374,785)
   Add back unpaid sales commission
     due to the General Partner..............                -       137,000
Basis of real estate sold....................       (6,323,574)
                                                   -----------

Gain on sale.................................     $    151,141
                                                   ===========    ----------

Proceeds from sale of real estate............                      6,611,715
Sales commission due to the General Partner..                       (137,000)
Retirement of mortgage note..................                     (1,924,929)
                                                                  ----------

Net cash proceeds............................                    $ 4,549,786
                                                                  ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

On September 30, 1997, the Partnership sold its last real estate asset, Palm Bay Apartments. Proceeds from the sale were distributed to the partners in December 1997. The Partnership's sole remaining asset consists of its $417,100 balance of cash and cash equivalents. At March 31, 1998, the Partnership's liabilities consist of $20,048 of accrued expenses, $17,485 of which are due to affiliates of the General Partner.

The Partnership remains subject to litigation as discussed in Part II, Item 1, Legal Proceedings. The General Partner intends to use the Partnership's remaining funds for the payment of costs associated with the litigation. After the litigation is either adjudicated or otherwise settled, and all legal and other costs have been provided for, remaining Partnership funds, if any, will be distributed to the partners.

RESULTS OF OPERATIONS
---------------------

Results of operations for the first quarter of 1998 are not comparable to results reported for the first quarter of 1997 due to the sale of Palm Bay Apartments, and the subsequent distribution of sales proceeds to the partners.

Revenues:

Revenues for the first quarter consist solely of $4,910 of interest earned on the Partnership's funds invested in money market accounts.

Expenses:

Partnership expenses include $10,159 of expenses related to operations at Palm Bay Apartments. The Partnership expects that expenses arising from operations at Palm Bay Apartments are substantially accrued or paid.

General and administrative expenses increased $5,479 or 54% due to an increase in proxy-related expenses and legal costs associated with remaining litigation discussed below.

General and administrative expenses paid to affiliates for the first quarter of 1998 reflects a $3,550 credit or refund from affiliates. General and administrative  expenses  for  1997  exceeded  the  limit  equal  to 2%  of  the
Partnership's assets established by the Amended Partnership Agreement. Consequently, in early 1998 the Partnership received a refund from an affiliate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1998, the Partnership held $417,100 of cash and cash equivalents. The Partnership owns no other assets. The Partnership intends to use its remaining funds to pay the accrued expenses owed by the Partnership, in the amount of $20,048 as of March 31, 1998, to pay all remaining expenses connected with the termination of the Partnership, and to provide a contingency reserve to pay all costs associated with ongoing litigation involving the Partnership as a defendant. After all expenses have been provided for, and the litigation is resolved through either adjudication or settlement, all remaining Partnership funds will be distributed to the partners in accordance with terms of the Partnership Agreement. The General Partner considers the current balance of cash and cash equivalents adequate for all of these purposes.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         3.                         Restated  Certificate  and    Agreement   of
                                    Limited  Partnership  dated of March 8,
                                    1972. (1)

         4.                         Amendment   to   Restated   Certificate  and
                                    Agreement   of  Limited  Partnership   dated
                                    March 30, 1992. (2)

         11.                        Statement   regarding   computation  of  net
                                    income per  limited  partnership  unit:  Net
                                    income  per  limited   partnership  unit  is
                                    computed by dividing net income allocated to
                                    the  limited   partners  by  the  number  of
                                    limited  partnership units outstanding.  Per
                                    unit  information has been computed based on
                                    13,752.5    limited     partnership    units
                                    outstanding in 1998 and 1997.

         27.                        Financial   Data   Schedule  for the quarter
                                    ended March 31, 1998.

      (1) Incorporated by reference to the Annual Report of Registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

      (2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                McNEIL PACIFIC INVESTORS FUND 1972

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner





May 14, 1998                         By:  /s/  Ron K. Taylor
------------                            ----------------------------------------
Date                                      Ron K. Taylor
                                          President and Director of McNeil
                                           Investors, Inc.
                                          (Principal Financial Officer)





May 14, 1998                         By:  /s/  Brandon K. Flaming
------------                            ----------------------------------------
Date                                      Brandon K. Flaming
                                          Vice President of McNeil
                                           Investors, Inc.
                                          (Principal Accounting Officer)