Form 10-Q
period 1998-06-30
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1998-08-14
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended        June 30, 1998
                                    --------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)

                                                                           June 30,          December 31,
                                                                             1998                1997
                                                                       ---------------      --------------
ASSETS
------
Cash and cash equivalents...................................           $       396,372      $      451,506
                                                                        --------------       -------------

                                                                       $       396,372      $      451,506
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Other accrued expenses......................................           $         4,877      $       19,702
Payable to affiliates - General Partner.....................                    12,362              17,485
                                                                        --------------       -------------
                                                                                17,239              37,187
                                                                        --------------       -------------
Partners' equity:
   Limited  partners - 15,000 limited  partnership  units
     authorized;  13,752.5 limited partnership units issued
     and outstanding at June 30, 1998 and December 31, 1997.                   379,133             414,319
   General Partner..........................................                         -                   -
                                                                        --------------       -------------
                                                                               379,133             414,319
                                                                        --------------       -------------

                                                                       $       396,372      $      451,506
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

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months Ended                     Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1998               1997               1998                1997
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $            -     $      452,128    $            -     $      898,707
   Interest......................              3,619              7,570             8,529             15,087
                                       -------------      -------------     -------------      -------------
     Total revenue...............              3,619            459,698             8,529            913,794
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................                  -             46,162                 -             92,496
   Property taxes................                  -             28,974                 -             58,736
   Personnel expenses............                  -             57,735                73            145,518
   Utilities.....................                  -             15,822                 -             34,089
   Repair and maintenance........                  -             99,930             8,592            192,459
   Property management
     fees - affiliates...........                  -             26,671                 -             53,358
   Other property operating
     expenses....................                  -             22,490             1,494             63,132
   General and administrative....             21,538             15,336            37,106             25,425
   General and administrative -
     affiliates..................                  -             20,869            (3,550)            33,628
                                       -------------      -------------     -------------      -------------
     Total expenses..............             21,538            333,989            43,715            698,841
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      (17,919)    $      125,709    $      (35,186)    $      214,953
                                       =============      =============     =============      =============

Net income (loss) allocated
   to limited partners...........     $      (17,919)    $      125,709    $      (35,186)    $      214,953
Net income (loss) allocated
   to General Partner............                  -                  -                 -                  -
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      (17,919)    $      125,709    $      (35,186)    $      214,953
                                       =============      =============      ============      =============

Net income (loss) per limited
   partnership unit..............     $        (1.30)    $         9.14    $        (2.56)    $        15.63
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

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997

                                                                                                     Total
                                                     General                  Limited              Partners'
                                                     Partner                 Partners               Equity
                                                 --------------          ---------------       --------------
Balance at December 31, 1996..............       $      309,944          $    4,509,477        $    4,819,521

Net income................................                    -                 214,953               214,953
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................       $      309,944          $    4,724,530        $    5,034,474
                                                  =============           =============         =============


Balance at December 31, 1997..............       $            -          $      414,319        $      414,319

Net loss..................................                    -                 (35,186)              (35,186)
                                                  -------------           -------------         -------------

Balance at June 30, 1998..................       $            -          $      379,133        $      379,133
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

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                        Six Months Ended
                                                            June 30,
                                                  ----------------------------
                                                    1998               1997
                                                  ---------        -----------
Cash flows from operating activities:
   Cash received from tenants ............        $       -        $  901,228
   Cash paid to suppliers ................          (62,090)         (485,509)
   Cash paid to affiliates ...............           (1,573)          (90,233)
   Interest received .....................            8,529            15,087
   Interest paid .........................                -           (88,704)
   Property taxes paid and escrowed ......                -           (57,001)
                                                  ---------         ---------
Net cash provided by (used in) operating
   activities ............................          (55,134)          194,868
                                                  ---------         ---------

Cash flows from investing activities:
   Additions to real estate investments ..                -           (64,217)
                                                  ---------         ---------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable .............................                -           (73,446)
                                                  ---------         ---------

Net increase (decrease) in cash and
   cash equivalents ......................          (55,134)           57,205

Cash and cash equivalents at beginning
   of period .............................          451,506           581,031
                                                  ---------         ---------

Cash and cash equivalents at end of period        $ 396,372         $ 638,236
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

                       MCNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

      Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in)
                              Operating Activities

                                                             Six Months Ended
                                                                 June 30,
                                                       ---------------------------
                                                          1998              1997
                                                       ----------        ---------
Net income (loss) .............................        $ (35,186)        $ 214,953
                                                       ---------         ---------

Adjustments to  reconcile  net income (loss) to
   net cash  provided by (used in) operating
   activities:
   Amortization of deferred borrowing costs ...                -             4,327
   Changes in assets and liabilities:
     Cash segregated for security deposits ....                -              (625)
     Accounts receivable ......................                -             3,516
     Prepaid expenses and other assets ........                -            (6,467)
     Escrow deposits ..........................                -           (57,001)
     Accrued interest .........................                -              (535)
     Accrued property taxes ...................                -            58,736
     Other accrued expenses ...................          (14,825)          (19,499)
     Payable to affiliates - General Partner ..           (5,123)           (3,247)
     Security deposits and deferred rental
       revenue ................................                -               710
                                                       ---------         ---------
       Total adjustments ......................          (19,948)          (20,085)
                                                       ---------         ---------

Net cash provided by (used in) operating
   activities .................................        $ (55,134)        $ 194,868
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

                                  June 30, 1998


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

At a meeting of the limited partners on August 12, 1997, the limited partners approved the sale of Palm Bay Apartments and the dissolution of the Partnership. After the September 30, 1997 sale of Palm Bay Apartments, the General Partner commenced the dissolution and termination of the Partnership. The assets and liabilities in the accompanying statements of net assets in liquidation at June 30, 1998 and December 31, 1997 are valued at their estimated realizable values and estimated settlement amounts, respectively. The Partnership is in the process of liquidating its assets, satisfying all creditors and claims against the Partnership, distributing its remaining assets to its partners, and terminating its existence.

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

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred or paid during the six month periods ended June 30, 1998 and 1997.

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

Compensation and reimbursements accrued for the benefit of the General Partner and its affiliates are as follows:

                                                            Six Months Ended
                                                                June 30,
                                                          ----------------------
                                                            1998         1997
                                                          -------     ----------

Property management fees - affiliates...............      $     -     $   53,358
Charged to general and administrative -
   affiliates:
   Partnership administration.......................       (3,550)        33,628
                                                          -------     ----------

                                                          $(3,550)    $   86,986
                                                          =======     ==========
NOTE 4.
-------

On September 30, 1997, the Partnership sold Palm Bay Apartments to an unaffiliated purchaser for a cash sales price of $6,849,500. Cash proceeds from the transaction, as well as the gain on sale, are detailed below.

                                                                          Gain on Sale       Cash Proceeds
                                                                        ---------------     ---------------

Sales price.........................................                    $    6,849,500      $    6,849,500
Selling costs.......................................                          (374,785)           (374,785)
Basis of real estate sold...........................                        (6,323,574)
                                                                         -------------

Gain on sale........................................                    $      151,141
                                                                         =============       -------------

Proceeds from sale of real estate...................                                             6,474,715
Retirement of mortgage note.........................                                            (1,924,929)
                                                                                             -------------

Net cash proceeds...................................                                         $   4,549,786
                                                                                              ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

On September 30, 1997, the Partnership sold its last real estate asset, Palm Bay Apartments. Proceeds from the sale were distributed to the partners in December 1997. The Partnership's sole remaining asset consists of its $396,372 balance of cash and cash equivalents. At June 30, 1998, the Partnership's liabilities consist of $17,239 of accrued expenses, $12,362 of which are due to affiliates of the General Partner.

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

RESULTS OF OPERATIONS
---------------------

Results of operations for the first two quarters of 1998 are not comparable to results reported for the first two quarters of 1997 due to the sale of Palm Bay Apartments, and the subsequent distribution of sales proceeds to the partners.

Revenues:

Revenues for the first six months of 1998 consist solely of $8,529 of interest earned on the Partnership's funds invested in money market accounts.

Expenses:

Partnership expenses include $10,159 of expenses related to operations at Palm Bay Apartments, all of which were incurred during the first quarter of 1998. The Partnership believes that all expenses arising from operations at Palm Bay Apartments are accrued or have been paid.

General and administrative expenses for the first six months of 1998 increased $11,681 or 46% over general and administrative expenses incurred during the first six months of 1997. The Partnership has incurred increased legal costs associated with the litigation discussed below.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1998, the Partnership held $396,372 of cash and cash equivalents. The Partnership owns no other assets. The Partnership intends to use its remaining funds to pay the accrued expenses owed by the Partnership, in the amount of $17,239 as of June 30, 1998, to pay all remaining expenses connected with the termination of the Partnership, and to provide a contingency reserve to pay all costs associated with ongoing litigation involving the Partnership as a defendant. After all expenses have been provided for, and the litigation is resolved through either adjudication or settlement, all remaining Partnership funds will be distributed to the partners in accordance with terms of the Partnership Agreement. The General Partner considers the current balance of cash and cash equivalents adequate for all of these purposes.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case has been stayed pending settlement discussions. While actively working toward a final resolution, there can be no assurances regarding settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  ---------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    ------------

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1998.

      (1) Incorporated by reference to the Annual Report of Registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

      (2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                               McNEIL PACIFIC INVESTORS FUND 1972

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner





August 14, 1998                     By: /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                          Investors, Inc.
                                        (Principal Financial Officer)





August 14, 1998                     By: /s/  Brandon K. Flaming
---------------                        -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)