Form 10-Q
period 1998-09-30
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1998-11-16
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended            September 30, 1998
                                    --------------------------------------------


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

                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)

                                                                     September 30,   December 31,
                                                                         1998           1997
                                                                     -------------   ------------
ASSETS
------
Cash and cash equivalents ....................................        $401,171        $451,506
                                                                      --------        --------

                                                                      $401,171        $451,506
                                                                      ========        ========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Other accrued expenses .......................................        $  7,334        $ 19,702
Payable to affiliates - General Partner ......................          12,362          17,485
                                                                      --------        --------
                                                                        19,696          37,187
                                                                      --------        --------
Partners' equity:
  Limited  partners - 15,000 limited partnership units
    authorized;  13,752.5 limited partnership units
    issued and outstanding at September 30, 1998 and
    December 31, 1997 ........................................         381,475         414,319
   General Partner ...........................................              --              --
                                                                      --------        --------
                                                                       381,475         414,319
                                                                      --------        --------

                                                                      $401,171        $451,506
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

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
                                              ---------------------------------    ----------------------------
                                                 1998               1997               1998            1997
                                              -----------        ----------        ----------        ----------

Revenue:
   Rental revenue .....................        $       --        $  451,095        $       --         $1,349,802
   Interest ...........................             6,032             9,056            14,561             24,143
   Gain on sale of
     real estate ......................                --           151,141                --            151,141
                                               ----------        ----------        ----------         ----------
     Total revenue ....................             6,032           611,292            14,561          1,525,086
                                               ----------        ----------        ----------         ----------

Expenses:
   Interest ...........................                --            40,700                --            133,196
   Property taxes .....................                --            32,029                --             90,765
   Personnel expenses .................                --            75,719                73            221,237
   Utilities ..........................                --            16,696                --             50,785
   Repair and maintenance .............                --            84,692             8,592            277,151
   Property management
     fees - affiliates ................                --            26,802                --             80,160
   Other property operating
     expenses .........................                --            46,315             1,494            109,447
   General and administrative .........             3,690            37,753            40,796             63,178
   General and administrative -
     affiliates .......................                --            18,114            (3,550)            51,742
                                               ----------        ----------        ----------         ----------
     Total expenses ...................             3,690           378,820            47,405          1,077,661
                                               ----------        ----------        ----------         ----------

Net income (loss) .....................        $    2,342        $  232,472        $  (32,844)        $  447,425
                                               ==========        ==========        ==========         ==========

Net income (loss) allocated
   to limited partners ................        $    2,342        $  110,186        $  (32,844)        $  325,139
Net income allocated
   to General Partner .................                --           122,286                --            122,286
                                               ----------        ----------        ----------         ----------

Net income (loss) .....................        $    2,342        $  232,472        $  (32,844)        $  447,425
                                               ==========        ==========        ==========         ==========

Net income (loss) per limited
   partnership unit ...................        $      .17        $     8.01        $    (2.39)        $    23.64
                                               ==========        ==========        ==========         ==========





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

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997

                                                                                   Total
                                             General          Limited             Partners'
                                             Partner          Partners             Equity
                                             ---------       ---------           -----------
Balance at December 31, 1996 .......        $   309,944        $ 4,509,477         $ 4,819,521

Net income .........................            122,286            325,139             447,425
                                            -----------        -----------         -----------

Balance at September 30, 1997 ......        $   432,230        $ 4,834,716         $ 5,266,946
                                            ===========        ===========         ===========


Balance at December 31, 1997........        $        --        $   414,319         $   414,319

Net loss ...........................                 --            (32,844)            (32,844)
                                            -----------        -----------         -----------

Balance at September 30, 1998 ......        $        --        $   381,475         $   381,475
                                            ===========        ===========         ===========

















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

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                 Nine Months Ended
                                                                    September 30,
                                                          --------------------------------
                                                              1998                1997
                                                          ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ....................        $        --         $ 1,351,258
   Cash paid to suppliers ........................            (63,323)           (732,813)
   Cash paid to affiliates .......................             (1,573)           (135,738)
   Interest received .............................             14,561              24,143
   Interest paid .................................                 --            (143,624)
   Property taxes paid and escrowed ..............                 --            (176,879)
                                                          -----------         -----------
Net cash provided by (used in) operating
   activities ....................................            (50,335)            186,347
                                                          -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments ..........                 --             (69,821)
   Proceeds from sale of real estate .............                 --           6,611,715
                                                          -----------         -----------
Net cash provided by investing activities ........                 --           6,541,894
                                                          -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable .....................................                 --             (98,648)
   Retirement of mortgage note payable ...........                 --          (1,924,929)
                                                          -----------         -----------
Net cash used in financing activities ............                 --          (2,023,577)
                                                          -----------         -----------

Net increase (decrease) in cash and
   cash equivalents ..............................            (50,335)          4,704,664

Cash and cash equivalents at beginning
   of period .....................................            451,506             581,031
                                                          -----------         -----------

Cash and cash equivalents at end of period........        $   401,171         $ 5,285,695
                                                          ===========         ===========


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

                       MCNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

      Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in)
                              Operating Activities

                                                                     Nine Months Ended
                                                                      September 30,
                                                              ---------------------------
                                                                 1998              1997
                                                              ----------        ---------
Net income (loss) ....................................        $ (32,844)        $ 447,425
                                                              ---------         ---------

Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
   Amortization of deferred borrowing costs ..........               --             4,327
   Gain on sale of real estate .......................               --          (151,141)
   Changes in assets and liabilities:
     Cash segregated for security deposits ...........               --            57,204
     Accounts receivable .............................               --             4,147
     Prepaid expenses and other assets ...............               --               852
     Escrow deposits .................................               --           (86,114)
     Accrued interest ................................               --           (14,755)
     Other accrued expenses ..........................          (12,368)          (13,681)
     Payable to affiliates - General Partner .........           (5,123)           (3,836)
     Security deposits and deferred rental
       revenue .......................................               --           (58,081)
                                                              ---------         ---------
       Total adjustments .............................          (17,491)         (124,078)
                                                              ---------         ---------

Net cash provided by (used in) operating
   activities ........................................        $ (50,335)        $ 186,347
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

                               September 30, 1998


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

At a meeting of the limited partners on August 12, 1997, the limited partners approved the sale of Palm Bay Apartments and the dissolution of the Partnership. After the September 30, 1997 sale of Palm Bay Apartments, the General Partner commenced the dissolution and termination of the Partnership. The assets and liabilities in the accompanying statements of net assets in liquidation at September 30, 1998 and December 31, 1997 are valued at their estimated realizable values and estimated settlement amounts, respectively. The
Partnership is in the process of liquidating its assets, satisfying all creditors and claims against the Partnership, distributing its remaining assets to its partners, and terminating its existence.

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

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred or paid during the nine month periods ended September 30, 1998 and 1997.

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

Compensation and reimbursements accrued for the benefit of the General Partner and its affiliates are as follows:

                                                             Nine Months Ended
                                                               September 30,
                                                       -------------------------
                                                           1998           1997
                                                       ----------      ---------

Property management fees - affiliates .........        $      --       $  80,160
Charged to gain on sale of real estate:
   Sales commission ...........................               --         137,000
Charged to general and administrative -
   affiliates:
   Partnership administration .................           (3,550)         51,742
                                                       ---------       ---------

                                                       $  (3,550)      $ 268,902
                                                       =========       =========
NOTE 4.
-------

On September 30, 1997, the Partnership sold Palm Bay Apartments to an unaffiliated purchaser for a cash sales price of $6,849,500. Cash proceeds from the transaction, as well as the gain on sale, are detailed below.

                                                 Gain on Sale      Cash Proceeds
                                                 ------------      -------------

Sales price .............................        $ 6,849,500        $ 6,849,500
Selling costs ...........................           (374,785)          (374,785)
Basis of real estate sold ...............         (6,323,574)
                                                 -----------

Gain on sale ............................        $   151,141
                                                 ===========        -----------

Proceeds from sale of real estate                                     6,474,715
Retirement of mortgage note .............                            (1,924,929)
                                                                    -----------

Net cash proceeds .......................                           $ 4,549,786
                                                                    ===========

NOTE 5.
-------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

On September 30, 1997, the Partnership sold its last real estate asset, Palm Bay Apartments. Proceeds from the sale were distributed to the partners in December 1997. The Partnership's sole remaining asset consists of its $401,171 balance of cash and cash equivalents. At September 30, 1998, the Partnership's liabilities consist of $19,696 of accrued expenses, $12,362 of which are due to affiliates of the General Partner.

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

RESULTS OF OPERATIONS
---------------------

Results of operations for the first three quarters of 1998 are not comparable to results reported for the first three quarters of 1997 due to the sale of Palm Bay Apartments, and the subsequent distribution of sales proceeds to the partners.

Revenues:

Revenues for the first nine months of 1998 consist solely of $14,561 of interest earned on the Partnership's funds invested in money market accounts.

Expenses:

Partnership expenses include $10,159 of expenses related to operations at Palm Bay Apartments, all of which were incurred during the first quarter of 1998. The Partnership believes that all expenses arising from operations at Palm Bay Apartments are accrued or have been paid.

General and administrative expenses decreased $22,382 or 35% over general and administrative expenses incurred during 1997. The Partnership continues to incur costs related to the litigation discussed below. However, the amount of litigation-related costs decreased for both the three month and nine month periods ended September 30, 1998, as compared to the same periods of 1997.

General and administrative expenses paid to affiliates for the first nine months of 1998 reflects a $3,550 credit or refund from affiliates. General and administrative  expenses  for  1997  exceeded  the  limit  equal  to 2%  of  the
Partnership's assets established by the Amended Partnership Agreement. Consequently, in the first quarter of 1998 the Partnership received a refund from an affiliate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1998, the Partnership held $401,171 of cash and cash equivalents. The Partnership owns no other assets. The Partnership intends to use its remaining funds to pay the accrued expenses owed by the Partnership, in the amount of $19,696 as of September 30, 1998, to pay all remaining expenses connected with the termination of the Partnership, and to provide a contingency reserve to pay all costs associated with ongoing litigation involving the Partnership as a defendant. After all expenses have been provided for, and the litigation is resolved through either adjudication or settlement, all remaining Partnership funds will be distributed to the partners in accordance with terms of the Partnership Agreement. The General Partner considers the current balance of cash and cash equivalents adequate for all of these purposes.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended September 30, 1998.

      (1) Incorporated by reference to the Annual Report of Registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

      (2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                               McNEIL PACIFIC INVESTORS FUND 1972

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner





November 16, 1998                   By: /s/  Ron K. Taylor
-----------------                      -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                          Investors, Inc.
                                        (Principal Financial Officer)





November 16, 1998                   By: /s/  Brandon K. Flaming
-----------------                      -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)