Form 10-K405
period 1998-12-31
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1999-03-31
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended             December 31, 1998
                                ------------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code          (972)  448-5800
                                                      --------------------------

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


                                TOTAL OF 29 PAGES

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

On March 8, 1972, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $15,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on April 30, 1973 with 13,795 Units sold for gross proceeds of $13,795,000 to the Partnership, including 50 Units purchased by the original general partners. 37.5 and 5 Units were relinquished in 1994 and 1995, respectively, leaving 13,752.5 Units outstanding at December 31, 1998.

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

CURRENT OPERATIONS
------------------

General:

The Partnership was engaged in real estate activities, including the ownership, operation and management of residential rental real estate and other real estate related assets. On September 30, 1997, the Partnership sold its last real estate asset, Palm Bay Apartments. The Partnership is in the process of liquidating its assets, satisfying its remaining creditors, and terminating its operations. At December 31, 1998, the Partnership did not own any income-producing properties.

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

Environmental Matters:

The environmental laws of the Federal government and of certain state and local governments impose liability on current property owners for the clean up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property.

Under such environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances and may be held liable to a governmental entity or third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with the contamination whether or not the owner or operator knew of, or was responsible for, the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. Such costs or liabilities could exceed the value of the affected real estate.

In connection with the proposed sale transaction as more fully described above, Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

Other Information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $110 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $224.50 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership made no recommendation to the limited partners concerning the tender offers made with respect to the Partnership. The General Partner believes that as of February 1, 1999, High River has purchased approximately 11.7% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers have been dismissed without prejudice.

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

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

(B)      Title of Class                    Number of Record Unit Holders

         Limited partnership units         1,165 as of February 1, 1999

(C) In December 1997, the Partnership distributed $4,772,400 to its partners. No distributions were made in 1998 or 1996. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Partnership's plan to pay a liquidating distribution to the partners.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                                     Years Ended December 31,
Operations                                 1998              1997           1996            1995            1994
------------------                      ----------       -----------     -----------    ------------     -----------

Rental revenue .....................    $      --        $ 1,350,389     $ 1,688,524    $  1,376,148     $ 1,475,264
Gain on sale of
   real estate .....................           --            151,141              --              --         574,701
Total revenue ......................       20,070          1,585,977       1,715,535       1,439,428       2,095,660
Net income (loss) ..................      (33,429)           367,198         104,539        (285,886)        433,544

Net income (loss) per
   limited partnership unit.........    $   (2.43)       $     17.81     $      7.60    $     (20.79)    $     48.52
                                        =========        ===========     ===========    ============     ===========

Distributions per limited
   partnership unit ................    $      --        $    315.59     $        --    $        --     $        --
                                        =========        ===========     ===========    ===========     ===========


                                                                       As of December 31,
Balance Sheets                             1998               1997            1996           1995           1994
--------------                          ---------        ---------     -----------    -----------     -----------
Real estate investment, net ........    $      --        $      --     $       --     $ 6,335,493     $ 6,239,081
Asset held for sale ................           --               --      6,253,753              --              --
Total assets .......................       397,954         451,506      6,957,388       6,993,903       7,516,368
Mortgage notes payable .............            --              --      2,023,577       2,161,204       2,287,341
Partners' equity ...................       380,890         414,319      4,819,521       4,714,982       5,000,868


See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership sold Palm Bay Apartments on September 30, 1997. Pacesetter Apartments was sold on March 17, 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

On September 30, 1997, the Partnership sold its last real estate asset, Palm Bay Apartments. Proceeds from the sale were distributed to the partners in December 1997. As of the end of 1998, the Partnership's sole remaining asset consisted of $397,954 of cash and cash equivalents. At the end of 1998, the Partnership's liabilities consisted of $17,064 of accrued expenses, $12,362 of which were due to affiliates of the General Partner.

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

RESULTS OF OPERATIONS
---------------------

1998 compared to 1997:

Revenue:

Due to the sale of the Partnership's last property on September 30, 1997, the Partnership earned no rental revenue for the year ended December 31, 1998. Similarly, no gain on sale of real estate was recorded during 1998.

Interest revenue decreased 76% to $20,070 for the year ended December 31, 1998. Interest revenue decreased after the Partnership distributed most of its cash reserves to its partners in December 1997.

Expenses:

The Partnership incurred a total of $11,114 of residual expenses related to Palm Bay Apartments during the year ended December 31, 1998.

General and administrative expenses decreased 48% to $45,935 in 1998 as compared to 1997. The Partnership continues to incur costs related to the litigation discussed below. However, the amount of litigation-related costs decreased for the twelve month period ended December 31, 1998, as compared to 1997.

General and administrative expenses paid to affiliates during 1998 reflects a $3,550 refund from affiliates. General and administrative expenses for 1997 exceeded the limit equal to 2% of the Partnership's assets established by the Amended Partnership Agreement. Consequently, in the first quarter of 1998 the Partnership received a refund from an affiliate.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership used $53,552 in operating activities in 1998, as compared to providing $261,558 from operating activities in 1997. The September 30, 1997 sale of Palm Bay Apartments, the Partnership's last real estate asset, accounts for the decrease. The Partnership realized $4,549,786 of cash from the sale of Palm Bay Apartments, after retirement of the Palm Bay mortgage note. The cash realized from the sale of Palm Bay Apartments, as well as some cash reserves of the Partnership, were distributed to the partners in December 1997.

Short-term Liquidity:

At December 31, 1998, the Partnership held $397,954 of cash and cash equivalents. The Partnership owns no other assets. The Partnership intends to use its remaining funds to pay the remaining accrued expenses owed by the Partnership, in the amount of $17,064 as of December 31, 1998, to pay all remaining expenses connected with the termination of the Partnership, and to provide a contingency reserve to pay all costs associated with ongoing litigation involving the Partnership as a defendant. After all expenses have been provided for, and the litigation is resolved through either adjudication or settlement, any remaining Partnership funds will be distributed to the partners in accordance with terms of the Partnership Agreement. The General Partner considers the current balance of cash and cash equivalents adequate for all of these purposes.

Long-term Liquidity:

Because the Partnership is terminating its affairs, long-term liquidity no longer remains as an issue for the Partnership.

Distributions:

In December 1997, the Partnership distributed $4,772,400 to its partners.

No distributions were paid to the partners during 1998. Distribution of the remaining cash reserves of the Partnership will be made from any remaining funds of the Partnership after all liabilities of the Partnership have been paid, including costs associated with terminating the Partnership's affairs, and costs associated with adjudicating or settling litigation in which the Partnership is involved.

YEAR 2000 DISCLOSURE
--------------------

State of readiness
------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions are licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Cost
----

The cost of IT upgrades is not expected to be material to the Partnership. Because all the IT systems have been upgraded over the last three years, all such systems were compliant, or made compliant at no additional cost by third party vendors.

Risks
-----

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by government agencies and entities that provide services or supplies to the Partnership. Management has not determined the most likely worst case scenario to the Partnership. Management believes that progress on all areas is proceeding and that the Partnership will experience no adverse effect as a result of the year 2000 issue. However, there is no assurance that this will be the case.

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT. Management believes that alternative systems are available that could be utilized to minimize such impact. Management will assess these risks and develop plans to mitigate possible failures by June, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       11

   Statements of Net Assets in Liquidation as of
      December 31, 1998 and 1997..................................................                       12

   Statement of Changes in Net Assets in Liquidation for the year
      ended December 31, 1997.....................................................                       13

   Statements of Operations for each of the two years in the period
      ended December 31, 1997.....................................................                       14

   Statements of Partners' Equity for each of the two years in the
      period ended December 31, 1997..............................................                       16

   Statements of Cash Flows for each of the two years in the period
      ended December 31, 1997.....................................................                       17

   Notes to Financial Statements..................................................                       19



All schedules are omitted because they are not applicable or the financial information required is included in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Pacific Investors Fund 1972:

We have audited the accompanying statements of net assets in liquidation of McNeil Pacific Investors Fund 1972 (a California limited partnership) as of December 31, 1998 and 1997, and the related statement of changes in net assets in liquidation for the year ended December 31, 1998. In addition, we have audited the statements of operations, partners' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, on August 12, 1997, the sale of Palm Bay Apartments and the dissolution of the Partnership were approved at a meeting of the limited partners. After the September 30, 1997 sale of Palm Bay Apartments, the General Partner commenced the dissolution and termination of the Partnership. As a result, the Partnership has changed its basis of accounting as of and for the periods subsequent to December 31, 1997, from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 31, 1998, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of McNeil Pacific Investors Fund 1972 as of December 31, 1998 and 1997, the changes in its net assets in liquidation for the year ended December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.


/s/  Arthur Andersen LLP


Dallas, Texas
   March 19, 1999

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                                           December 31,
                                                                    ------------------------
                                                                      1998            1997
                                                                    --------        --------
ASSETS
------

Cash and cash equivalents ..................................        $397,954        $451,506
                                                                    --------        --------

                                                                    $397,954        $451,506
                                                                    ========        ========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Other accrued expenses .....................................        $  4,702        $ 19,702
Payable to affiliates - General Partner ....................          12,362          17,485
                                                                    --------        --------
                                                                      17,064          37,187
                                                                    --------        --------

Partners' equity (Net assets in liquidation):
   Limited partners - 15,000 limited partnership units
     authorized; 13,752.5 limited partnership units
     issued and outstanding ................................         380,890         414,319
   General Partner .........................................              --              --
                                                                    --------        --------
                                                                     380,890         414,319
                                                                    --------        --------
                                                                    $397,954        $451,506
                                                                    ========        ========


                 See accompanying notes to financial statements

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION


                                                             December 31,
                                                                 1998
                                                             -------------

Revenue:
     Interest and other revenue....................          $     20,070
                                                             ------------

Expenses:
   Personnel expenses..............................                    73
   Repairs and maintenance.........................                 9,537
   Other property operating expenses...............                 1,504
   General and administrative......................                45,935
   General and administrative - affiliates.........                (3,550)
                                                              -----------
     Total expenses................................                53,499
                                                              -----------

Net decrease in net assets in liquidation..........               (33,429)

   Net assets in liquidation at beginning of year..               414,319
                                                              -----------

   Net assets in liquidation at end of year........           $   380,890
                                                              ===========

Net decrease in net assets in liquidation
   per limited partnership unit....................           $      2.43
                                                              ===========


                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                            STATEMENTS OF OPERATIONS


                                                For the Years Ended December 31,
                                                   1997               1996
                                                 -----------       ----------
Revenue:
   Rental revenue ..........................     $1,350,389        $1,688,524
   Interest and other revenue ..............         84,447            27,011
   Gain on sale of real estate .............        151,141                --
                                                 ----------        ----------
     Total revenue .........................      1,585,977         1,715,535
                                                 ----------        ----------

Expenses:
   Interest ................................        133,196           198,739
   Depreciation ............................             --           294,001
   Property taxes ..........................         90,765           121,352
   Personnel expenses ......................        245,872           263,324
   Repairs and maintenance .................        312,631           311,527
   Property management fees -
     affiliates ............................         80,160            99,681
   Utilities ...............................         53,794            65,901
   Other property operating expenses........        126,264           133,627
   General and administrative ..............         87,971            76,907
   General and administrative -
     affiliates ............................         88,126            45,937
                                                 ----------        ----------
     Total expenses ........................      1,218,779         1,610,996
                                                 ----------        ----------

Net income (loss) ..........................     $  367,198        $  104,539
                                                 ==========        ==========

Net income (loss) allocated to
   limited partners ........................     $  244,912        $  104,539
Net income allocated to General
   Partner .................................        122,286                --
                                                 ----------        ----------

Net income (loss) ..........................     $  367,198        $  104,539
                                                 ==========        ==========

Net income (loss) per limited
   partnership unit ........................     $    17.81        $     7.60
                                                 ==========        ==========

Distributions per limited partnership
   unit ....................................     $   315.59        $       --
                                                 ==========        ==========


                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                         STATEMENTS OF PARTNERS' EQUITY

                 For the Years Ended December 31, 1997 and 1996


                                                                                      Total
                                            General              Limited            Partners'
                                            Partner             Partners             Equity
                                           -----------         -----------         -----------
Balance at December 31, 1995.......        $   309,944         $ 4,405,038         $ 4,714,982

Net income ........................                 --             104,539             104,539
                                           -----------         -----------         -----------

Balance at December 31, 1996 ......            309,944           4,509,577           4,819,521

Net income ........................            122,286             244,912             367,198

Distributions to partners .........           (432,230)         (4,340,170)         (4,772,400)
                                           -----------         -----------         -----------

Balance at December 31, 1997 ......        $        --         $   414,319         $   414,319
                                           ===========         ===========         ===========



                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                    For the Years Ended December 31,
                                                    --------------------------------
                                                       1997                  1996
                                                    ------------        ------------

Cash flows from operating activities:
   Cash received from tenants ..............        $ 1,350,036         $ 1,682,397
   Cash paid to suppliers ..................           (803,859)           (869,237)
   Cash paid to affiliates .................           (167,909)           (143,737)
   Interest received .......................             84,447              27,011
   Interest paid ...........................           (143,624)           (183,673)
   Property taxes paid .....................            (57,533)           (105,231)
                                                    -----------         -----------
Net cash provided by
    operating activities ...................            261,558             407,530
                                                    -----------         -----------

Cash flows from investing activities:
   Additions to real estate
     investments ...........................            (69,821)           (212,261)
   Proceeds from sale of real estate
     investment ............................          6,474,715                  --
                                                    -----------         -----------
Net cash provided by (used in)
    investing activities ...................          6,404,894            (212,261)
                                                    -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable .........................            (98,648)           (137,627)
   Retirement of mortgage note
     payable ...............................         (1,924,929)                 --
   Distributions to partners ...............         (4,772,400)                 --
                                                    -----------         -----------
Net cash used in financing activities ......         (6,795,977)           (137,627)
                                                    -----------         -----------

Net increase (decrease) in cash and
     cash equivalents ......................           (129,525)             57,642

Cash and cash equivalents at
     beginning of year .....................            581,031             523,389
                                                    -----------         -----------

Cash and cash equivalents at end
     of year ...............................        $   451,506         $   581,031
                                                    ===========         ===========


                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                            STATEMENTS OF CASH FLOWS

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                               For the Years Ended December 31,
                                               --------------------------------
                                                   1997               1996

Net income ................................     $ 367,198         $ 104,539
                                                ---------         ---------

Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation ...........................            --           294,001
   Amortization of deferred borrowing
     costs ................................         4,327            10,387
   Gain on sale of real estate ............      (151,141)               --
   Changes in assets and liabilities:
     Cash segregated for security
       deposits ...........................        57,204           (13,319)
     Accounts receivable ..................         4,147              (298)
     Prepaid expenses and other
       assets .............................        23,694              (474)
     Escrow deposits ......................        33,232            16,121
     Accounts payable .....................            --           (20,363)
     Accrued interest .....................       (14,755)            4,679
     Other accrued expenses ...............        (4,644)             (507)
     Payable to affiliates - General
       Partner ............................           377             1,881
     Security deposits and deferred
       rental revenue .....................       (58,081)           10,883
                                                ---------         ---------

         Total adjustments ................      (105,640)          302,991
                                                ---------         ---------

Net cash provided by
   operating activities ...................     $ 261,558         $ 407,530
                                                =========         =========




                 See accompanying notes to financial statements.

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998


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

The Partnership sold Palm Bay Apartments, the Partnership's sole remaining real estate asset, on September 30, 1997.

Basis of Presentation
---------------------

At a meeting of the limited partners on August 12, 1997, the limited partners approved the sale of Palm Bay Apartments and the dissolution of the Partnership. After the September 30, 1997 sale of Palm Bay Apartments, the General Partner commenced the dissolution and termination of the Partnership. The assets and liabilities in the accompanying statements of net assets in liquidation at December 31, 1998 and 1997 are valued at their estimated realizable values and estimated settlement amounts, respectively. The Partnership is in the process of liquidating its assets, satisfying all creditors and claims against the Partnership, distributing its remaining assets to its partners, and terminating its existence.

Adoption of Recent Accounting Pronouncements
--------------------------------------------

The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Partnership does not prepare such information for internal use, since it analyzes the performance of and allocates resources for each property individually. The Partnership's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Partnership's financial statements.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1998, 1997 and 1996 have been made in accordance with these provisions.

Distributions
-------------

At the discretion of the General Partner, distributions to partners are paid from operations of the Partnership's property, from the sale or refinancing of the property, or from cash maintained as working capital reserves.
Cash from operations is distributed 100% to the limited partners.

Distributions of cash from sales and refinancings and cash from working capital reserves are made in the order shown below:

(a) First to the limited partners in an amount, when added to all prior distributions to the limited partners of disposition proceeds, that equals 109.6% of the portion of net offering proceeds invested in property sold; then,

(b) of the remaining balance, 90.5% to the limited partners and 9.5% to the General Partner.

In December 1997, the Partnership distributed $4,772,400 to its partners. This distribution includes $4,549,786 of net cash proceeds from the sale of Palm Bay Apartments, as well as $222,614 of cash reserves of the Partnership. Distribution of the remaining cash reserves of the Partnership will be made from any remaining funds of the Partnership after all liabilities of the Partnership have been paid, including costs associated with terminating the Partnership's affairs, and costs associated with adjudicating or settling litigation in which the Partnership is involved. No distributions were paid to the partners during 1998 or 1996.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per limited partnership unit ("Units") is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 13,752.5 Units outstanding in 1998, 1997, and 1996.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. The Partnership incurred a partnership management fee of $23,368 in 1997. No partnership management fees were incurred during 1998 or 1996.

The Partnership paid property management fees equal to 6% of the gross rental receipts of the Partnership's properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management and leasing services for the Partnership's properties.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. In 1998, the Partnership received a $3,550 refund from McREMI for overpayments of reimbursable costs the Partnership paid in 1997.

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

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                             For the Years Ended December 31,
                                                      --------------------------------------------
                                                        1998               1997            1996
                                                      ----------        ---------        ---------
Property management fees -
   affiliates ................................        $      --         $  80,160        $  99,681
Charged to general and administrative -
   affiliates:
   Partnership administration ................           (3,550)           64,758           45,937
Charged to general and administrative -
   affiliates:
   Partnership management fee ................               --            23,368               --
Charged to gain on sale of real estate:
   Sales commission ..........................               --           137,000               --
                                                      ---------         ---------        ---------

                                                      $  (3,550)        $ 305,286        $ 145,618
                                                      =========         =========        =========

Charged to General Partner's equity:
   Distribution of cash from sales...........         $      --         $ 432,230        $      --
                                                      =========         =========        =========

Payable to affiliates - General Partner at December 31, 1998 and 1997 consists of reimbursable administrative costs.

NOTE 3 - TAXABLE INCOME (LOSS)
------------------------------

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $36,732 in 1998 and $24,758 in 1997. The Partnership's net assets and liabilities for financial reporting purposes exceeded the net assets and liabilities for tax purposes by $1,981,839 in 1996.

NOTE 4 - SALE OF REAL ESTATE
----------------------------

On September 30, 1997, the Partnership sold its investment in Palm Bay Apartments to an unaffiliated buyer for a cash sales price of $6,849,500. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                                    Gain on Sale            Cash Proceeds
                                                                  -----------------      ------------------

       Sales price........................................        $      6,849,500       $       6,849,500
       Selling costs......................................                (374,785)               (374,785)
       Basis of real estate sold..........................              (6,323,574)
                                                                   ---------------

       Gain on sale.......................................        $        151,141
                                                                   ===============         ---------------

       Proceeds from sale of real estate..................                                       6,474,715
       Retirement of mortgage note........................                                      (1,924,929)
                                                                                           ---------------

       Net cash proceeds..................................                                $      4,549,786
                                                                                           ===============

NOTE 5 - LEGAL PROCEEDINGS
--------------------------

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              78       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               55       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow officers and real estate agents needing college credits to qualify for brokerage licenses. She began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International Board of Directors of the Salk Institute.

Ron K. Taylor                  41       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

         No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Partnership's securities with the exception of the following:

         1. The General Conference Corporation of Seventh Day Adventists, 12501 Old Columbia Pike, Silver Spring, Maryland, 20904, owns 950 (6.9%) of the Partnership's Units as of February 1, 1999.

         2. A group of ten limited partnerships affiliated with Liquidity Financial Corporation, all of whose outstanding stock is owned by Richard G. Wollack and Brent R. Donaldson, 2200 Powell Street,
              Suite 700, Emeryville, California, 94608, collectively own 825 (6.0%) of the Partnership's Units as of February 1, 1999.

         3.   High  River  Limited   Partnership,  100  S. Bedford  Road,  Mount
              Kisco, New York, 10549, owns 1,606 (11.7%) of the Partnership's Units as of February 1, 1999.

(B)      Security ownership of management.

         As of February 1, 1999, the General Partner and the officers and directors of its general partner collectively own 50 Units, which is less than 1% of Units outstanding.

(C)      Change in control.

         None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred during 1998.

The Partnership pays property management fees equal to 6% of gross rental receipts of the Partnership's property to McREMI for providing property management and leasing services for the Partnership's property. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. No property management fees were incurred during 1998.

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

              3.2                     Amendment  to  Restated  Certificate   and
                                      Agreement of Limited Partnership dated as of March 30, 1992. (1)

              10.4 Amendment of Property Management Agree-ment, dated January 1, 1995, between McNeil Pacific Investors Fund 1972 and McNeil Real Estate Management, Inc. (2)

              11.                     Statement regarding  computation   of  net
                                      income (loss) per limited partnership unit
                                      (see Note 1 to Financial Statements).

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

              27.                     Financial Data Schedule for the year ended
                                      December 31, 1998.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1998.

                       McNEIL PACIFIC INVESTORS FUND 1972
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           McNEIL PACIFIC INVESTORS FUND 1972


                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner



March 31, 1999                  By:  /s/  Robert A. McNeil
--------------                     ---------------------------------------------
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




March 31, 1999                  By:  /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                 Ron K. Taylor
                                     President and Director of McNeil
                                      Investors, Inc.
                                     (Principal Financial Officer)




March 31, 1999                  By:  /s/  Brandon K. Flaming
--------------                     ---------------------------------------------
Date                                 Brandon K. Flaming
                                     Vice President of McNeil Investors, Inc.
                                     (Principal Accounting Officer)