Form 10-Q
period 1999-03-31
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1999-05-17
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended              March 31, 1999
                                      ------------------------------------------


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

                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)

                                                                       March 31,      December 31,
                                                                         1999            1998
                                                                       ---------      ------------
ASSETS
------
Cash and cash equivalents .....................................        $408,174        $397,954
                                                                       --------        --------

                                                                       $408,174        $397,954
                                                                       ========        ========

LIABILITIES AND PARTNERS' EQUITY
---------------------------------

Other accrued expenses ........................................        $    195        $  4,702
Payable to affiliates - General Partner .......................          12,362          12,362
                                                                       --------        --------
                                                                         12,557          17,064
                                                                       --------        --------
Partners' equity:
   Limited partners - 15,000 limited  partnership units
     authorized;  13,752.5 limited partnership units
     issued and outstanding at March 31, 1999 and
     December 31, 1998 ........................................         395,617         380,890
   General Partner ............................................              --              --
                                                                       --------        --------
                                                                        395,617         380,890
                                                                       --------        --------

                                                                       $408,174        $397,954
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

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                   1999             1998
                                                                ---------        ---------
Revenue:
   Interest ............................................        $   4,204        $   4,910
   Other revenue .......................................           11,615               --
                                                                ---------        ---------
     Total revenue .....................................           15,819            4,910
                                                                ---------        ---------

Expenses:
   Personnel expenses ..................................               --               73
   Repair and maintenance ..............................               --            8,592
   Other property operating expenses ...................               --            1,494
   General and administrative ..........................            1,092           15,568
   General and administrative - affiliates .............               --           (3,550)
                                                                ---------        ---------
     Total expenses ....................................            1,092           22,177
                                                                ---------        ---------

Net increase (decrease) in net assets
   in liquidation ......................................           14,727          (17,267)

Net assets in liquidation at beginning of period........          380,890          414,319
                                                                ---------        ---------

Net assets in liquidation at end of period .............        $ 395,617        $ 397,052
                                                                =========        =========

Net increase (decrease) in net assets in
liquidation per limited partnership unit ...............        $    1.07        $   (1.26)
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

                                 March 31, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

At a meeting of the limited partners on August 12, 1997, the limited partners approved the sale of Palm Bay Apartments and the dissolution of the Partnership. After the September 30, 1997 sale of Palm Bay Apartments, the General Partner commenced the dissolution and termination of the Partnership. The assets and liabilities in the accompanying statements of net assets in liquidation at March 31, 1999 and December 31, 1998 are valued at their estimated realizable values and estimated settlement amounts, respectively. The Partnership is in the process of liquidating its assets, satisfying all creditors and claims against the Partnership, distributing its remaining assets to its partners, and terminating its existence.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Pacific Investors Fund 1972, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

NOTE 3.
-------

The Partnership reimbursed McREMI for its costs, including overhead, of administering the Partnership's affairs.

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred or paid during the three month periods ended March 31, 1999 and 1998.

Compensation and reimbursements accrued for the benefit of the General Partner and its affiliates are as follows:

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1999          1998
                                                        --------     ----------

Charged to general and administrative affiliates:
   Partnership administration.......................    $      -     $  (3,550)
                                                         =======      ========

NOTE 4.
-------

The Partnership received refunds from its general liability insurance carrier and from its workers' compensation insurance carrier. The refunds are the result of cancellation of the Partnership's insurance policies after the sale of Palm Bay Apartments, and the result of adjustments in the amount of premiums the insurance carriers charged the Partnership based on the insurance carriers' audit of Partnership operations. The refunds are included in other revenue on the Statements of Changes in Net Assets in Liquidation.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

On September 30, 1997, the Partnership sold its last real estate asset, Palm Bay Apartments. Proceeds from the sale were distributed to the partners in December 1997. The Partnership's sole remaining asset consists of $408,174 of cash and cash equivalents. At March 31, 1999, the Partnership's liabilities consist of $12,557 of accrued expenses, $12,362 of which are due to affiliates of the General Partner.

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

RESULTS OF OPERATIONS
---------------------

Revenues:

The Partnership's interest revenue decreased $706 to $4,204 for the first quarter of 1999 due to a decreased level of cash and cash equivalents invested in interest bearing accounts.

The Partnership also recorded $11,615 of other revenue for the first quarter of 1999 which consists principally of refunds of general liability insurance and workers' compensation insurance premiums from the Partnership's insurance carriers.

Expenses:

Partnership expenses for the first quarter of 1998 include $10,159 of expenses related to operations at Palm Bay Apartments. The Partnership sold Palm Bay Apartments on September 30, 1997. No such expenses were incurred during the first quarter of 1999.

General and administrative expenses for the first quarter of 1998 decreased $14,476 to $1,092. The Partnership continues to incur costs related to the litigation discussed below. However, the amount of litigation-related costs decreased for the first quarter of 1999 as compared to the first quarter of 1998.

General and administrative expenses paid to affiliates for the first three months of 1998 reflects a $3,550 credit or refund from affiliates. General and administrative expenses for 1997 exceeded the limit equal to 2% of the
Partnership's assets established by the Amended Partnership Agreement. Consequently, in the first quarter of 1998 the Partnership received a refund from an affiliate. No such expenses were incurred during the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1999, the Partnership held $408,174 of cash and cash equivalents. The Partnership owns no other assets. The Partnership intends to use its remaining funds to pay the accrued expenses owed by the Partnership, in the amount of $12,557 as of March 31, 1999, to pay all remaining expenses connected with the termination of the Partnership, and to provide a contingency reserve to pay all costs associated with ongoing litigation involving the Partnership as a defendant. After all expenses have been provided for, and the litigation is resolved through either adjudication or settlement, all remaining Partnership funds will be distributed to the partners in accordance with terms of the Partnership Agreement. The General Partner considers the current balance of cash and cash equivalents adequate for all of these purposes.

Distributions:

Distribution of the Partnership's remaining cash reserves will be made from remaining funds of the Partnership, if any, after all liabilities of the Partnership have been paid, including costs associated with terminating the Partnership's affairs, and costs associated with adjudicating or settling litigation in which the Partnership is involved.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT. Management believes that alternative systems are available that could be utilized to minimize such impact. Management will assess these risks and develop plans to mitigate possible failures by July 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         3.                         Restated  Certificate  and    Agreement   of
                                    Limited   Partnership  dated   of   March 8,
                                    1972. (1)

         4. Amendment to Restated Certificate and Agree-ment of Limited Partnership dated March 30, 1992. (2)

         11.                        Statement   regarding   computation  of  net
                                    income per  limited  partnership  unit:  Net
                                    income  per  limited   partnership  unit  is
                                    computed by dividing net income allocated to
                                    the  limited   partners  by  the  number  of
                                    limited  partnership units outstanding.  Per
                                    unit  information has been computed based on
                                    13,752.5    limited     partnership    units
                                    outstanding in 1999 and 1998.

         27. Financial Data Schedule for the quarter ended March 31, 1999.

      (1) Incorporated by reference to the Annual Report of Registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

      (2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

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





May 17, 1999                    By: /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                     Investors, Inc.
                                    (Principal Financial Officer)





May 17, 1999                    By: /s/  Brandon K. Flaming
--------------                     ---------------------------------------------
Date                                Brandon K. Flaming
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)