Form 10-Q
period 1999-06-30
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1999-08-16
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended     June 30, 1999
                                    --------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-7162
                           ----------



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



              13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code    (972) 448-5800
                                                  ------------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- ---------------------

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)


                                                                      June 30,     December 31,
                                                                       1999           1998
                                                                     --------      ------------
ASSETS
------
Cash and cash equivalents ...................................        $409,387        $397,954
                                                                     --------        --------

                                                                     $409,387        $397,954
                                                                     ========        ========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Other accrued expenses ......................................        $  1,668        $  4,702
Payable to affiliates - General Partner .....................          12,362          12,362
                                                                     --------        --------
                                                                       14,030          17,064
                                                                     --------        --------
Partners' equity:
   Limited partners - 15,000 limited partnership units
     authorized;  13,752.5 limited partnership units
     issued and outstanding at June 30, 1999 and
     December 31, 1998 ......................................         395,357         380,890
   General Partner ..........................................              --              --
                                                                     --------        --------
                                                                      395,357         380,890
                                                                     --------        --------

                                                                     $409,387        $397,954
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

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)


                                                Three Months Ended                    Six Months Ended
                                                      June 30,                            June 30,
                                            ---------------------------         --------------------------
                                               1999              1998             1999             1998
                                            ---------         ---------         ---------        ---------
Revenue:
   Interest ........................        $   4,224         $   3,619         $   8,428        $   8,529
   Other revenue ...................              265                --            11,880               --
                                            ---------         ---------         ---------        ---------
     Total revenue .................            4,489             3,619            20,308            8,529
                                            ---------         ---------         ---------        ---------

Expenses:
   Personnel expenses ..............               --                --                --               73
   Repair and maintenance ..........               --                --                --            8,592
   Other property operating
     expenses ......................               --                --                --            1,494
   General and administrative ......            4,749            21,538             5,841           37,106
   General and administrative -
     affiliates ....................               --                --                --           (3,550)
                                            ---------         ---------         ---------        ---------
     Total expenses ................            4,749            21,538             5,841           43,715
                                            ---------         ---------         ---------        ---------

Net increase (decrease) in
   net assets in liquidation .......             (260)          (17,919)           14,467          (35,186)
Net assets in liquidation at
   beginning of period .............          395,617           397,052           380,890          414,319
                                            ---------         ---------         ---------        ---------

Net assets in liquidation at
   end of period ...................        $ 395,357         $ 379,133         $ 395,357        $ 379,133
                                            =========         =========         =========        =========

Net increase (decrease) in net
   assets in liquidation per
   limited partnership unit ........        $    (.02)        $   (1.30)        $    1.05        $   (2.56)
                                            =========         =========         =========        =========



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

                                  June 30, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

At a meeting of the limited partners on August 12, 1997, the limited partners approved the sale of Palm Bay Apartments and the dissolution of the Partnership. After the September 30, 1997 sale of Palm Bay Apartments, the General Partner commenced the dissolution and termination of the Partnership. The assets and liabilities in the accompanying statements of net assets in liquidation at June 30, 1999 and December 31, 1998 are valued at their estimated realizable values and estimated settlement amounts, respectively. The Partnership is in the process of liquidating its assets, satisfying all creditors and claims against the Partnership, distributing its remaining assets to its partners, and terminating its existence.

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

NOTE 3.
-------

The Partnership reimbursed McNeil Real Estate Management, Inc. ("McREMI") for its costs, including overhead, of administering the Partnership's affairs.

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred or paid during the three month or six month periods ended June 30, 1999 and 1998.

Compensation and reimbursements accrued for the benefit of the General Partner and its affiliates are as follows:

                                                            Six Months Ended
                                                                June 30,
                                                         -----------------------
                                                            1999         1998
                                                         ---------     ---------

Charged to general and administrative affiliates:
   Partnership administration.......................     $      --     $ (3,550)
                                                         =========     =========

NOTE 4.
-------

During the first six months of 1999, the Partnership received refunds from its general liability insurance carrier and from its workers' compensation insurance carrier. The refunds are the result of cancellation of the Partnership's insurance policies after the sale of Palm Bay Apartments, and the result of adjustments in the amount of premiums the insurance carriers charged the Partnership based on the insurance carriers' audit of Partnership operations. The refunds are included in other revenue on the Statements of Changes in Net Assets in Liquidation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

On September 30, 1997, the Partnership sold its last real estate asset, Palm Bay Apartments. Proceeds from the sale were distributed to the partners in December 1997. The Partnership's sole remaining asset consists of $409,387 of cash and cash equivalents. At June 30, 1999, the Partnership's liabilities consist of $14,030 of accrued expenses, $12,362 of which are due to affiliates of the General Partner.

The Partnership has settled the litigation discussed in Part II, Item 1, Legal Proceedings. However, in connection with the litigation, the Partnership is still obligated to pay its prorata share of litigation costs. The amount of these costs have not yet been determined. The General Partner intends to use the Partnership's remaining funds for the payment of costs associated with the litigation. After all litigation and other costs have been provided for, remaining Partnership funds, if any, will be distributed to the partners.

RESULTS OF OPERATIONS
---------------------

Revenues:

The Partnership's interest revenue decreased $101 to $8,428 for the six month period ended June 30, 1999 from the same period of 1998. For the second quarter of 1999, interest revenue increased $605 from the second quarter of 1998 to $4,224. The varied amounts of interest revenue received are attributable to the variable amount of Partnership cash and cash equivalents invested in interest-bearing accounts for the periods in question.

The Partnership also recorded $11,880 of other revenue for the six months ended June 30, 1999, which consists principally of refunds of general liability insurance and workers' compensation insurance premiums from the Partnership's insurance carriers.

Expenses:

Partnership expenses for the first six months of 1998 include $10,159 of expenses related to prior operations at Palm Bay Apartments. The Partnership sold Palm Bay Apartments on September 30, 1997. No such expenses were incurred during 1999.

General and administrative expenses for the six month period ended June 30, 1999 decreased $31,265 to $5,841 as compared to the same period in 1998. The Partnership continues to incur costs related to the litigation discussed below.

General and administrative expenses paid to affiliates for the first six months of 1998 reflects a $3,550 credit or refund from affiliates. General and administrative  expenses  for  1997  exceeded  the  limit  equal  to 2%  of  the
Partnership's assets established by the Amended Partnership Agreement. Consequently, in the first quarter of 1998 the Partnership received a refund from an affiliate. No such refunds were received during the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1999, the Partnership held $409,387 of cash and cash equivalents. The Partnership owns no other assets. The Partnership intends to use its remaining funds to pay the accrued expenses owed by the Partnership, in the amount of $14,030 as of June 30, 1999, to pay all remaining expenses connected with the termination of the Partnership, and to provide a contingency reserve to pay all costs associated with litigation involving the Partnership as a defendant. After all expenses have been provided for, all remaining Partnership funds will be distributed to the partners in accordance with terms of the Partnership Agreement. The General Partner considers the current balance of cash and cash equivalents adequate for all of these purposes.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT. Management believes that alternative systems are available that could be utilized to minimize such impact. Management has assessed these risks and expects to have contingency plans in place by December 31, 1999 for any material potential failures.

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

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. ("McREMI") and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. Because the settlement contemplated a transaction which included all of the Partnerships and plaintiffs claimed that an effort should be made to sell all of the Partnerships, in or around September 1998, plaintiffs filed a third consolidated and amended complaint which included allegations with respect to the Partnerships which had not been named in previously filed complaints.

On September 15, 1998, the parties signed a Stipulation of Settlement. For purposes of settlement, the parties stipulated to a class comprised of all owners of limited partner units in the Partnerships during the period beginning June 21, 1991, the earliest date that proxy materials began to be issued in connection with the restructuring of the Partnerships, through September 15, 1998. As structured, the Stipulation of Settlement provided for the payment of over $35 million in distributions and the commitment to market the Partnerships for sale, together with McREMI, through a fair and impartial bidding process overseen by a national investment banking firm. To ensure the integrity of that process, defendants agreed, among other things, to involve plaintiffs' counsel in oversight of that process, and plaintiffs' counsel retained an independent advisor to represent the interests of limited partners of the Partnerships.

On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  ---------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         --------                   -----------

         3.                         Restated    Certificate    and  Agreement of
                                    Limited  Partnership  dated    of   March 8,
                                    1972. (1)

         4.                         Amendment to Restated Certificate and Agree-
                                    ment  of    Limited    Partnership     dated
                                    March 30, 1992. (2)

         11. Statement regarding computation of net increase (decrease) in net assets in liquidation per limited partnership unit:
                                    Net  increase  (decrease)  in net  assets in
                                    liquidation per limited  partnership unit is
                                    computed by dividing net increase (decrease)
                                    in net assets in  liquidation  allocated  to
                                    the  limited   partners  by  the  number  of
                                    limited  partnership units outstanding.  Per
                                    unit  information has been computed based on
                                    13,752.5    limited     partnership    units
                                    outstanding in 1999 and 1998.

         27.                        Financial  Data  Schedule   for  the quarter
                                    ended June 30, 1999.

      (1) Incorporated by reference to the Annual Report of Registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

      (2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              McNEIL PACIFIC INVESTORS FUND 1972

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner





August 16, 1999                    By: /s/  Ron K. Taylor
---------------                       ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)





August 16, 1999                    By: /s/  Brandon K. Flaming
---------------                       ------------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)