Form 10-Q
period 1999-09-30
MCNEIL PACIFIC INVESTORS FUND 1972
filed 1999-11-15
CIK 64309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended      September 30, 1999
                                    --------------------------------------------


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

                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)


                                                                     September 30,    December 31,
                                                                          1999           1998
                                                                     -------------    ------------
ASSETS
------

Cash and cash equivalents .....................................        $411,860        $397,954
                                                                       --------        --------

                                                                       $411,860        $397,954
                                                                       ========        ========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Other accrued expenses ........................................        $  2,820        $  4,702
Payable to affiliates - General Partner .......................          12,362          12,362
                                                                       --------        --------
                                                                         15,182          17,064
                                                                       --------        --------
Partners' equity:
   Limited  partners - 15,000 limited partnership units
     authorized;  13,752.5 limited partnership units
     issued and outstanding at September 30, 1999 and
     December 31, 1998 ........................................         396,678         380,890
   General Partner ............................................              --              --
                                                                       --------        --------
                                                                        396,678         380,890
                                                                       --------        --------

                                                                       $411,860        $397,954
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

                       McNEIL PACIFIC INVESTORS FUND 1972
        (a California limited partnership in the process of liquidation)

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)

                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                     September 30,
                                              --------------------------        --------------------------
                                                 1999             1998            1999             1998
                                              ---------        ---------        ---------        ---------

Revenue:
   Interest ..........................        $   4,394        $   6,032        $  12,822        $  14,561
   Other revenue .....................              150               --           12,030               --
                                              ---------        ---------        ---------        ---------
     Total revenue ...................            4,544            6,032           24,852           14,561
                                              ---------        ---------        ---------        ---------

Expenses:
   Personnel expenses ................               --               --               --               73
   Repair and maintenance ............               --               --               --            8,592
   Other property operating
     expenses ........................               --               --               --            1,494
   General and administrative ........            3,223            3,690            9,064           40,796
   General and administrative -
     affiliates ......................               --               --               --           (3,550)
                                              ---------        ---------        ---------        ---------
     Total expenses ..................            3,223            3,690            9,064           47,405
                                              ---------        ---------        ---------        ---------

Net increase (decrease) in
   net assets in liquidation .........            1,321            2,342           15,788          (32,844)
Net assets in liquidation at
   beginning of period ...............          395,357          379,133          380,890          414,319
                                              ---------        ---------        ---------        ---------

Net assets in liquidation at
   end of period .....................        $ 396,678        $ 381,475        $ 396,678        $ 381,475
                                              =========        =========        =========        =========

Net increase (decrease) in net
   assets in liquidation per
   limited partnership unit ..........        $     .10        $     .17        $    1.15        $   (2.39)
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

                               September 30, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position. All adjustments were of a normal recurring nature.

At a meeting of the limited partners on August 12, 1997, the limited partners approved the sale of Palm Bay Apartments and the dissolution of the Partnership. After the September 30, 1997 sale of Palm Bay Apartments, the General Partner commenced the dissolution and termination of the Partnership. The assets and liabilities in the accompanying statements of net assets in liquidation at September 30, 1999 and December 31, 1998 are valued at their estimated realizable values and estimated settlement amounts, respectively. The
Partnership is in the process of liquidating its assets, satisfying all creditors and claims against the Partnership, distributing its remaining assets to its partners, and terminating its existence.

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

The General Partner is entitled to receive a partnership management fee equal to 9.5% of distributions of cash from operations when distributable cash from operations is distributed to the limited partners. No partnership management fees were incurred or paid during the three month or nine month periods ended September 30, 1999 and 1998.

Compensation and reimbursements accrued for the benefit of the General Partner and its affiliates are as follows:
                                                           Nine Months Ended
                                                             September 30,
                                                        -----------------------
                                                            1999       1998
                                                        ---------   -----------
Charged to general and administrative affiliates:
   Partnership administration.....................      $      -    $   (3,550)
                                                         =======     =========

NOTE 4.
-------

During 1999, the Partnership received refunds from its general liability insurance carrier and from its workers' compensation insurance carrier. The refunds are the result of cancellation of the Partnership's insurance policies after the sale of Palm Bay Apartments, and the result of adjustments in the amount of premiums the insurance carriers charged the Partnership based on the insurance carriers' audit of Partnership operations. The refunds are included in other revenue on the Statements of Changes in Net Assets in Liquidation.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

On September 30, 1997, the Partnership sold its last real estate asset, Palm Bay Apartments. Proceeds from the sale were distributed to the partners in December 1997. The Partnership's sole remaining asset consists of $411,860 of cash and cash equivalents. At September 30, 1999, the Partnership's liabilities consist of $15,182 of accrued expenses, $12,362 of which are due to affiliates of the General Partner.

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

RESULTS OF OPERATIONS
---------------------

Revenues:

The Partnership's interest revenue decreased $1,739 to $12,822 for the nine month period ended September 30, 1999 as compared to the same period of 1998. For the third quarter of 1999, interest revenue decreased $1,638 to $4,394 as compared to the third quarter of 1998. The varied amounts of interest revenue received are attributable to the variable amounts of Partnership cash and cash equivalents invested in interest-bearing accounts for the periods in question.

The Partnership also recorded $12,030 of other revenue for the nine months ended September 30, 1999, which consists principally of refunds of general liability insurance and workers' compensation insurance premiums from the Partnership's insurance carriers.

Expenses:

Partnership expenses for the first nine months of 1998 include $10,159 of expenses related to prior operations at Palm Bay Apartments. The Partnership sold Palm Bay Apartments on September 30, 1997. No such expenses were incurred during 1999.

General and administrative expenses for the nine month period ended September 30, 1999 decreased $31,732 to $9,064 as compared to the same period in 1998. The Partnership continues to incur costs related to the litigation discussed below.

General and administrative expenses paid to affiliates for the first nine months of 1998 reflects a $3,550 credit or refund from affiliates. General and administrative  expenses  for  1997  exceeded  the  limit  equal  to 2%  of  the
Partnership's assets established by the Amended Partnership Agreement. Consequently, in the first quarter of 1998 the Partnership received a refund from an affiliate. No such refunds were received during the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1999, the Partnership held $411,860 of cash and cash equivalents. The Partnership owns no other assets. The Partnership intends to use its remaining funds to pay the accrued expenses owed by the Partnership, in the amount of $15,182 as of September 30, 1999, to pay all remaining expenses connected with the termination of the Partnership, and to provide a contingency reserve to pay all costs associated with litigation involving the Partnership as a defendant. After all expenses have been provided for, all remaining Partnership funds will be distributed to the partners in accordance with terms of the Partnership Agreement. The General Partner considers the current balance of cash and cash equivalents adequate for all of these purposes.

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

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended. A Notice of Appeal was filed September 3, 1999 by High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation.

2) High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation, et al. v. McNeil Partners, L.P. ("MPLP"), McNeil Investors, Inc., McNeil Real Estate Management, Inc. (McREMI"), Robert A. McNeil and Carole J. McNeil, - Supreme Court of the State of New York, County of New York, - Index No. 99 603526.

     On July 23, 1999, High River and two other affiliates of Carl C. Icahn (Unicorn Associates Corporation and Longacre Corporation), filed a complaint for damages in the Supreme Court of the State of New York, County of New York. Plaintiffs allege that the defendants improperly interfered with tender offers made by High River for limited partner units in the Partnership and other affiliated partnerships in which MPLP serves as General Partner (the "McNeil Partnerships"), by, among other things, filing purportedly frivolous litigation to delay High River's offers, issuing purportedly false and misleading statements opposing the offers and purportedly forcing High River itself to file litigation to enforce its rights. High River also alleges that as a result the defendants caused High River to incur undue expense and that the defendants ultimately prevented High River from acquiring a greater number of limited partner units. Plaintiffs also allege that the defendants improperly excluded High River from participating in the auction process for the sale of the McNeil Partnerships, and otherwise took steps to prevent its participation in the auction. In addition, plaintiffs, who are limited partners in, among others, McNeil Funds IX, X, XI, XII, XIV, XV, XX, XXIV, XXV, XXVI and XXVII, have also sued the defendants based on their status as opt-outs from the Schofield settlement. Plaintiffs seek undisclosed damages and an accounting.

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses. Settlement negotiations are underway.

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

         27.                        Financial   Data  Schedule  for  the quarter
                                    ended September 30, 1999.

      (1) Incorporated by reference to the Annual Report of Registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

      (2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

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





November 15, 1999                   By: /s/  Ron K. Taylor
-----------------                      -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)





November 15, 1999                   By: /s/  Brandon K. Flaming
-----------------                      -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)